Form 10QSB
period 1997-09-30
VERSAILLES CAPITAL CORP /CO
filed 1998-01-22
CIK 818808

                                  FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

          [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1997

                                      OR

     [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to ________

                      Commission file number:  000-22865


                        VERSAILLES CAPITAL CORPORATION
       ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


          Colorado                                             84-1044910
--------------------------------                        ---------------------
 (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                       Identification Number)


          370 17th Street, Suite 2350, Denver, Colorado        80202
           ---------------------------------------------------------
           (Address of principal executive offices)       (Zip Code)

                                (303) 595-3300
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   [ X ] Yes  [   ] No

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PRECEDING FIVE YEARS:

     Indicated by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   [   ] Yes  [   ] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 1997, Registrant had 1,284,116 shares of common stock, $.0001 par value, outstanding.

                                     INDEX

                                                               Page
                                                              Number
                                                              ------
Part I.   Financial Information
-------   ---------------------

     Item I.   Financial Statements

               Balance Sheets as of September 30, 1997
                 and March 31, 1997                             2

               Statements of Operations, Three Months
                 Ended September 30, 1997                       3

               Statements of Operations, Six Months
                 Ended September 30, 1997                       4

               Statements of Cash Flows, Three Months
                 Ended September 30, 1997                       5

               Statements of Cash Flows, Six Months
                 Ended September 30, 1997                       6
               Notes to Financial Statements                    7

     Item 2.   Management's Discussion and Analysis of
                 Financial Conditions and Results of
                 Operations                                     8


Part II.  Other Information                                     9
--------  -----------------

                        VERSAILLES CAPITAL CORPORATION
                                BALANCE SHEETS
                                  (Unaudited)


                                                September 30     March 31
                                                    1997           1997
                                                ------------    -----------
Assets
------
Current Assets
 Cash                                           $         -     $        -
                                                ------------    -----------
  Total Current Assets                                    -              -

  Total Assets                                  $         -     $        -
                                                ============    ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
---------------------------------------
Current Liabilities:
     Accounts payable                           $    13,725     $   10,194
     Advances from stockholders                       7,461          2,000
                                                ------------    -----------
  Total Current Liabilities                          21,186         12,194
                                                ------------    -----------
Stockholders' (Deficit):
     Common Stock, $.0001 par value,
          6,000,000 shares authorized
          1,284,116 shares issued and
          outstanding                                64,206         64,206
     Additional paid-in capital                     447,691        447,691
     Accumulated (deficit)                         (533,083)      (524,091)
                                                ------------    -----------
Total Stockholders' (Deficit)                       (21,186)       (12,194)
                                                ------------   -----------
Total Liabilities and Stockholders' (Deficit)   $         -     $        -
                                                ============    ===========

The accompanying notes are an integral part of the financial statements.

                        VERSAILLES CAPITAL CORPORATION
                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                    Three Months Ended September 30, 1997


Revenues                                       $         -
                                               ------------
Operating Expenses:
     Professional fees                                  64
     Other                                             338
                                               ------------
       Total Operating Expenses                        402
                                               ------------
Net Income                                     $      (402)
                                               ------------
Per Share                                      $       nil
                                               ============
Weighted Average Number of Shares
 Outstanding                                     1,284,116
                                               ============

The accompanying notes are an integral part of the financial statements.

                        VERSAILLES CAPITAL CORPORATION
                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                     Six Months Ended September 30, 1997


Revenues                                       $         -
                                               ------------
Operating Expenses:
     Professional fees                               2,670
     Other                                           6,322
                                               ------------
       Total Operating Expenses                      8,992
                                               ------------
Net Income                                      $   (8,992)
                                               ------------
Per Share                                       $     (.01)
                                               ============
Weighted Average Number of Shares
 Outstanding                                     1,284,116
                                               ============

The accompanying notes are an integral part of the financial statements.

                        VERSAILLES CAPITAL CORPORATION
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                     Three Months Ended September 30, 1997


Cash Flows Operating Activities:
     Net (loss)                                 $     (402)
     Increase in accounts payable                      402
                                               ------------
  Net Cash (Used in) Operating
   Activities                                            -
                                               ------------
Cash Flows from Investing Activities                     -
                                               ------------
Cash Flows from Financing Activities                     -
                                               ------------
(Decrease) in Cash                                       -

Cash, Beginning of Period                                -
                                               ------------
Cash, End of Period                            $         -
                                               ============
Interest Paid                                  $         -
                                               ============
Income Taxes Paid                              $         -
                                               ============

The accompanying notes are an integral part of the financial statements.

                        VERSAILLES CAPITAL CORPORATION
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                      Six Months Ended September 30, 1997


Cash Flows Operating Activities:
     Net (loss)                                $    (8,992)
     Increase in accounts payable                    3,531
     Increase in advances from
      stockholders                                   5,461
                                               ------------
  Net Cash (Used in) Operating
   Activities                                            -
                                               ------------
Cash Flows from Investing Activities                     -
                                               ------------
Cash Flows from Financing Activities                     -
                                               ------------
(Decrease) in Cash                                       -

Cash, Beginning of Period                                -
                                               ------------
Cash, End of Period                            $         -
                                               ============
Interest Paid                                  $         -
                                               ============
Income Taxes Paid                              $         -
                                               ============

The accompanying notes are an integral part of the financial statements.

                        VERSAILLES CAPITAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                        September 30, 1997 (Unaudited)


(1)  Condensed Financial Statements
     ------------------------------
     The financial statements included herein have been prepared by Versailles Capital Corporation without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Versailles Capital Corporation believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the March 31, 1997 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Versailles Capital Corporation later in the year.

     The management of Versailles Capital Corporation believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------  ---------------------------------------------------------------

Versailles Capital Corporation (the "Company") was organized as a Colorado corporation on December 31, 1986, in order to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships of sole proprietorships. The Company may seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition. The Company is not limited to any operation or geographic area in seeking out opportunities. Management has not identified any particular business or industry within which the Company will seek an acquisition or merger. The Company has not conducted, nor have others made available to it, market research supporting the viability of the Company's proposed operations.

The Company generated no revenues during the quarter ended September 30, 1997, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At September 30, 1997, the Company had no material commitments for capital expenditures.

                          PART II. OTHER INFORMATION



Item 1.  Legal Proceedings
-------  -----------------
         None.

Item 2.  Changes in Securities
-------  ---------------------
         None.

Item 3.  Defaults upon Senior Securities
-------  -------------------------------
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------
         None.

Item 5.  Other Information
-------  -----------------
         None.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------
         None.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  VERSAILLES CAPITAL CORPORATION


Date:   January 21, 1998          By:  /s/ David C. Walters
      --------------------        ----------------------------------
                                       David C. Walters, President