Form 10QSB
period 1997-12-31
VERSAILLES CAPITAL CORP /CO
filed 1998-02-17
CIK 818808

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

           [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1997

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 31, 1997, Registrant had 1,284,116 shares of common stock, $.05 par value, outstanding.

                                      INDEX

                                                                Page
                                                              Number
                                                              ------
Part I.      Financial Information
-------      ---------------------

   Item I.   Financial Statements

             Balance Sheets as of December 31, 1997
               and March 31, 1997                                2

             Statements of Operations, Three Months
               Ended December 31, 1997                           3

             Statements of Operations, Nine Months
               Ended December 31, 1997                           4

             Statements of Cash Flows, Three Months
               Ended December 31, 1997                           5

             Statements of Cash Flows, Nine Months
               Ended December 31, 1997                           6

             Notes to Financial Statements                       7

   Item 2.   Management's Discussion and Analysis of
               Financial Conditions and Results of
               Operations                                        8


Part II.  Other Information                                      9
--------  -----------------

                         VERSAILLES CAPITAL CORPORATION
                                 BALANCE SHEETS
                                   (Unaudited)


                                                    December 31      March 31
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
                                                   ============     ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
---------------------------------------
Current Liabilities:
     Accounts payable                              $    14,375      $   10,194
     Advances from stockholders                          7,461           2,000
                                                   ------------     -----------
  Total Current Liabilities                             21,836          12,194
                                                   ------------     -----------
Stockholders' (Deficit):
     Preferred Stock, $.10 par value,
          50,000,000 shares authorized,
          none issued and outstanding                        -               -
     Common Stock, $.05 par value,
          100,000,000 shares authorized
          1,284,116 shares issued and
          outstanding                                   64,206          64,206
     Additional paid-in capital                        447,691         447,691
     Accumulated (deficit)                            (533,733)       (524,091)
                                                   ------------     -----------
Total Stockholders' (Deficit)                          (21,836)        (12,194)
                                                   ------------    -----------
Total Liabilities and Stockholders' (Deficit)      $         -      $        -
                                                   ============     ===========

The accompanying notes are an integral part of the financial statements.

                         VERSAILLES CAPITAL CORPORATION
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                      Three Months Ended December 31, 1997


Revenues                                           $         -
                                                   ------------
Operating Expenses:
     Professional fees                                     500
     Other                                                 150
                                                   ------------
       Total Operating Expenses                            650
                                                   ------------
Net Income                                         $      (650)
                                                   ------------
Per Share                                          $       nil
                                                   ============
Weighted Average Number of Shares
 Outstanding                                         1,284,116
                                                   ============

The accompanying notes are an integral part of the financial statements.

                         VERSAILLES CAPITAL CORPORATION
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                      Nine Months Ended December 31, 1997


Revenues                                           $         -
                                                   ------------
Operating Expenses:
     Professional fees                                   3,170
     Other                                               6,472
                                                   ------------
       Total Operating Expenses                          9,642
                                                   ------------
Net Income                                          $   (9,642)
                                                   ------------
Per Share                                           $     (.01)
                                                   ============
Weighted Average Number of Shares
 Outstanding                                         1,284,116
                                                   ============

The accompanying notes are an integral part of the financial statements.

                         VERSAILLES CAPITAL CORPORATION
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                      Three Months Ended December 31, 1997


Cash Flows Operating Activities:
     Net (loss)                                     $     (650)
     Increase in accounts payable                          650
                                                   ------------
  Net Cash (Used in) Operating
   Activities                                                -
                                                   ------------
Cash Flows from Investing Activities                         -
                                                   ------------
Cash Flows from Financing Activities                         -
                                                   ------------
(Decrease) in Cash                                           -

Cash, Beginning of Period                                    -
                                                   ------------
Cash, End of Period                                $         -
                                                   ============
Interest Paid                                      $         -
                                                   ============
Income Taxes Paid                                  $         -
                                                   ============

The accompanying notes are an integral part of the financial statements.

                         VERSAILLES CAPITAL CORPORATION
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                       Nine Months Ended December 31, 1997


Cash Flows Operating Activities:
     Net (loss)                                     $   (9,642)
     Increase in accounts payable                        4,181
     Increase in advances from
      stockholders                                       5,461
                                                   ------------
  Net Cash (Used in) Operating
   Activities                                                -
                                                   ------------
Cash Flows from Investing Activities                         -
                                                   ------------
Cash Flows from Financing Activities                         -
                                                   ------------
(Decrease) in Cash                                           -

Cash, Beginning of Period                                    -
                                                   ------------
Cash, End of Period                                $         -
                                                   ============
Interest Paid                                      $         -
                                                   ============
Income Taxes Paid                                  $         -
                                                   ============

The accompanying notes are an integral part of the financial statements.

                         VERSAILLES CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                          December 31, 1997 (Unaudited)


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

The Company generated no revenues during the quarter ended December 31, 1997, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At December 31, 1997, the Company had no material commitments for capital expenditures.

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
          None.

Item 5.   Other Information
---------------------------
          None.

Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------
          None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    VERSAILLES CAPITAL CORPORATION


Date:   February 13, 1998           By:  /s/ David C. Walters
      --------------------          ----------------------------------
                                         David C. Walters, President