Form 10KSB
period 1998-03-31
VERSAILLES CAPITAL CORP /CO
filed 1998-07-14
CIK 818808

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

           [ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended March 31, 1998
                                      OR
       [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
        For the transition period from                 to

                        Commission file number 0-22865

                        VERSAILLES CAPITAL CORPORATION
                -----------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

  Colorado                                         84-1044910
-------------                                    ---------------
(State or other jurisdiction  I.R.S. Employer
of incorporation or organization)                Identification number

           370 17th Street, Suite 2350, Denver, Colorado      80203
          -----------------------------------------------------------
          (Address of Principal Offices)                   (Zip Code)

Registrant's telephone number, including area code:      (303) 595-3300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, par value $0.05
                         -----------------------------
                               (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-KSB or any amendment to this Form 10-KSB.   [ X ]

The Registrant's revenues for the year ended March 31, 1998 were $0.

As of July 13, 1998, there existed no public trading market for the Registrant's Common Stock.

As of July 13, 1998, 1,284,116 shares of Common Stock of the Registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

     The Registrant incorporates by this reference the following:

PART IV - EXHIBITS
------------------
1. Incorporated by reference from the Company's Registration Statement on Form 10-SB, as amended, SEC file number 0-22865.

                                    PART I


ITEM 1.   DESCRIPTION OF BUSINESS
          -----------------------

OVERVIEW
--------
          Versailles Capital Corporation (the "Company") was incorporated under the laws of Colorado on December 31, 1986. The Company is an inactive entity other than it is looking for a business combination candidate.

HISTORY
-------
          The Company was incorporated under the name "Man O'War, Inc." Pursuant to a Registration Statement filed and declared effective by the Securities and Exchange Commission in 1987, the Company completed an initial blank check public offering of 30,000,000 Units, each Unit consisting of two
(2) shares of $.0001 par value Common Stock and one (1) Class A Warrant at a price of $.02 per Unit.

          Effective October 4, 1988, the Company completed the acquisition of one hundred percent (100%) of the outstanding common stock of Reduction Technologies, Inc., a Texas corporation ("RTI"), in exchange for 369,000,000 shares of its $.0001 par value common stock. This transaction resulted in a change of control of the Company. In 1991, RTI sold all of its assets to a third party for cash and utilized the cash to retire all of its liabilities. In 1993 RTI was dissolved and ceased to exist. Since 1991, the Company has not engaged in any business operations or activities. In 1989, the Company ceased to be a reporting company under Section 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") due to its inability to audit the financial statements of RTI. While the Company's Common Stock traded for a brief period of time on the over-the-counter market and were quoted in the "Pink Sheets" published by the National Quotations Bureau, Inc., no public trading market for the Company's Common Stock has existed since 1989.

          On November 5, 1996, pursuant to action of its Board of Directors and the approval of its shareholders, the Company (i) changed its name to "Versailles Capital Corporation" and (ii) effected a one-for-five hundred (1-for-500) reverse split of its Common Stock, changing its par value to $.05 per share. The Company has no business operations or activities other than its efforts to locate and consummate a merger or acquisition. As a result, it would be deemed a "blank check" company within the meaning of the Penny Stock Reform Act of 1990.

          Plan of Operation
          -----------------
          Management believes the Company can offer owners of potential merger or acquisition candidates the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. The target company will, however, incur significant post-merger or acquisition registration costs in the event target company shareholders wish to offer a portion of their shares for subsequent sale. Further, while target company shareholders will receive "restricted securities" in any merger or acquisition transaction, those restricted securities will represent, if a trading market develops for the Company's common stock, ownership in a "publicly-traded" as opposed to a "privately-held" company. Management also believes target company shareholders may benefit in obtaining a greater ownership percentage in the Company remaining after a merger or acquisition than may be the case in the event a target company offered its shares directly for sale to the public. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for target company shareholders.

          To date, none of the Company's officers, directors or affiliates have had any substantive contact or discussions with and there are no present plans, proposals or arrangements with any owners of any business or company regarding the possibility of an acquisition or merger transaction.

          The Company expects to concentrate primarily on the identification and evaluation of prospective merger or acquisition "target" entities including private companies, partnerships or sole proprietorships. The Company does not intend to act as a general or limited partner in connection with partnerships it may merge with or acquire. Management has not identified any particular area of interest within which the Company will concentrate its efforts.

          Management contemplates that the Company will seek to merge with or acquire a target company with either assets or earnings, or both, and that preliminary evaluations undertaken by the Company will assist in identifying possible target companies. The Company has not established a specific level of earnings or assets below which the Company would not consider a merger or acquisition with a target company. Moreover, management may identify a target company which is generating losses which it will seek to acquire or merge with the Company. The merger with or acquisition of a target company which is generating losses or which has negative shareholders' equity may have a material adverse affect on the price of the Company's Common Stock.

          It should be noted, however, that the Company's independent accountant's audit report for the fiscal year ended March 31, 1997 contains a qualification and explanatory language that due to the Company's recurring losses from operations and net capital deficiency, substantial doubts exist about its ability to continue as a going concern.

          Plan of Acquisition
          -------------------
          The Company intends to follow a systematic approach to identify its most suitable acquisition candidates. In the past, the Company's officers and directors have not used consultants in an effort to identify potential target companies, although it is possible that such consultants may be used in the future. To date, there have been no discussions with and there exists no agreements or understandings with any particular consultant to provide such services for the Company. If a finder or consultant is engaged, of which there can be no assurance, the Company will make an effort to limit the scope and duration of the services to be performed by such consultant so as to minimize any costs associated with such services. Further, the Company will take steps to insure that the consultant does not have any adverse regulatory or legal history and comes to the Company with favorable references from reputable businesses.

          As a reporting Company under Section 13 of the Exchange Act, the Company will be required to prepare and file an annual report on Form 10-KSB containing audited financial statements certified by an independent public accountant. In addition, the Company will be required to file Quarterly Reports on 10-QSB for the first, second and third interim periods which include unaudited financial statements for the quarter and year to date. In addition to the Quarterly and Annual Reports, extraordinary events outside of the ordinary course of business must be reported on Form 8-K, such as a change of control, a material acquisition or disposition of assets, changes in accountants and the like. Under certain circumstances, an acquisition of significant assets or a significant subsidiary will require the preparation of additional audited financial statements for the acquired business as well as pro forma financial information. Officers, directors and ten-percent shareholders of the Company will also be subject to the beneficial ownership reporting requirements and short swing trading restrictions contained in
Section 16 of the Exchange Act. All of the foregoing reporting requirements, and the associated costs of complying with such requirements, could limit the pool of potential acquisition or merger candidates.

          While the Company will make every effort to fully comply with its reporting obligations under the Exchange Act, should such obligations be suspended for any reason in the future, the Company would intend to continue to voluntarily file periodic reports if a public trading market for its securities develops in the future, of which there can be no assurance.

          None of the Company's officers, directors, promoters or their respective affiliates or associates have had any preliminary contact or discussions with and there are no present plans, proposals, arrangements or understandings with any representatives of the owners of any business or entity regarding the possibility of an acquisition or merger transaction.

          First, management intends to concentrate on identifying any number of preliminary prospects which may be brought to the attention of management through present associations, personal contacts of the Company's affiliates, or by virtue of very limited advertising campaigns the Company may conduct.
As is customary in the industry, the Company may pay a fee to a non-affiliate for locating a merger or acquisition candidate. If any such fee is paid, it will be approved by the Company's Board of Directors and will be in accordance with industry standards. After preliminary candidates are identified, management will then apply certain of its broad criteria to the prospects. Essentially, this will entail a determination by management as to whether or not the prospects are in an industry which appears promising and whether or not the prospects themselves have potential within their own industries. During this initial screening process, management will ask and receive answers to questions framed to provide appropriate threshold information, depending upon the nature of the prospects' businesses. Such evaluation is not expected to be an in-depth analysis of the target company's operations although it will encompass a look at most, if not all, of the same areas to be examined once one or more target companies are selected for an in-depth review. For example, at this stage, management may look at a prospect's unaudited balance sheet. Once a prospect is selected for an in-depth review, management will review the prospect's audited financial statements. Nevertheless, management anticipates this evaluation will provide a broad overview of the business of the target company and should allow a large percentage of preliminary prospects to be eliminated from further consideration.

          Assuming management is able to complete the preliminary evaluation process and select a limited number of companies for further study, of which there can be no assurance, the Company may enter into preliminary negotiations with target company management in order to obtain detailed financial and operational information. Following the Company's receipt of such information, management will conduct an in-depth analysis of five major areas of concern with respect to the target company as follows:

          1. MANAGERIAL AND FINANCIAL STABILITY. Management of the Company will review audited financial statements of the target company, to the extent available, and will also research the background of each director and member of management of the target company in order to discern whether the stability of the Company is such that further negotiations are warranted.

          2. INDUSTRY STATUS. Management will research the potential of the target company's industry. The concern here is whether the industry is in a growth, stagnant or declining stage.

          3. PRODUCTION OF PRODUCT. If the target company is a manufacturer, management will review whether it has the necessary resources or access to the necessary resources and supplies to produce a quality product in a timely manner.

          4. ACCEPTANCE AND POTENTIAL OF PRODUCT. Management will review the acceptance of the target company's product in the market place and assess the competition. Management will also review whether or not the product is realistic: is there potential for the product to be workable and to fulfill its intended purpose.

          5. DEVELOPMENT OF TARGET COMPANY. Management will review the target company's stage of development (examples: start-up stage, established company, etc.).

          The foregoing is an outline of the areas of concern which most often arise and merit careful scrutiny by management. Because of the possible varieties of target companies which may come to the attention of management, additional factors will most likely be considered in any given analysis.
Also, the procedures used in such a review are expected to vary depending upon the target company being analyzed. Management may select a target company for further negotiations even though the target may not receive a favorable evaluation as to some of the five areas of concern.

          Management expects to enter into further negotiations with target company management following successful conclusion of financial and evaluation studies. Negotiations with target company management will be expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shares in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. Assets of a merger or acquisition candidate would be valued at historical cost for transactional purposes. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then-shareholders.

          The final stage of any merger or acquisition to be effected by the Company will require the Company to retain the services of its counsel and a qualified accounting firm in order to properly effect the merger or acquisition. The Company may be expected to incur significant legal fees and accounting costs during the final stages of a merger or acquisition. Also, if the merger or acquisition is successfully completed, management anticipates that certain costs will be incurred for public relations, such as the dissemination of information to the public, to the shareholders and to the financial community. If the Company is unable to complete the merger or acquisition for any reason, the Company's capital may be substantially depleted if legal fees and accounting costs have been incurred. Management intends to retain legal and accounting services only on an as-needed basis in the latter stages of a proposed merger or acquisition.

          Management anticipates that it may be necessary to raise additional funds within the next 12 months to meet expenditures required for operations. There are no current plans or commitments in this regard, and there can be no assurance that the Company will be able to raise the funds necessary to continue its limited operations.

          It is possible that acquisition targets are seeking a business combination with the Company as part of its efforts to raise additional capital. The Company does not intend to raise capital, either through the public or private sale of equity or debt securities to enable it to provide bridge capital to any potential acquisition candidate. Nor does the Company intend to borrow any funds or use any proceeds of any equity or debt offering to make payments to any of the Company's management, promoters, or their respective affiliates or associates.

          Role of Management in Acquisition Process
          -----------------------------------------
          The consummation of any acquisition will likely result in a change in control of the Company, pursuant to which the officers, directors and principal shareholders of the acquired Company will be issued sufficient numbers of shares of Company's common stock to exercise voting control immediately following the acquisition. In addition, the transaction may involve the sale by the Company's current principal shareholders of all or a portion of their beneficial ownership of the Company's common stock to the control persons of the acquired company. Such sale would be upon terms privately negotiated between the principals of the acquired company and the principal shareholders of the Company. The Company shareholders will, in all likelihood, not be provided with information, including financial statements, of a business to be acquired or be afforded an opportunity to approve or consent to any stock buy-out transaction involving the principal shareholders of the Company. Moreover, the other shareholders of the Company will in all likelihood not be offered an opportunity to sell their shares of the Company's common stock on the same or similar terms and conditions. The Company has not adopted and does not plan to adopt in the future any policy which would restrict, limit or prohibit management or the Company's principal shareholders from negotiating a buy-out of their stock in connection with an acquisition transaction.

          The Company's management has informally adopted a policy that it will not seek a merger or acquisition with a company that is affiliated with any officer, director or principal shareholder of the Company. Rather, the Company will seek an acquisition through arms length negotiations with non-affiliated third parties. Any potential acquisition may involve the activities of one or more consultants who may charge a finders fee in connection with the successful completion of a transaction. Such fees may be paid in either cash, securities or a combination of cash and securities and shall be subject to the approval of the Company's Board of Directors. The payment of such fees may become a factor in the negotiations surrounding any potential transaction. The Company does not intend to pay any finders fees or other acquisition related compensation to any of its officers, directors, promoters or their affiliates or associates.

          Competition
          -----------
          The Company will remain an insignificant participant among the firms which engage in mergers with and acquisitions of privately-financed entities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors. Also, the Company will be competing with numerous other small, blank check, public companies.

          Regulation and Taxation
          -----------------------
          The Company could be subject to regulation under the Investment Company Act of 1940 in the event the Company obtains and continues to hold a minority interest in a number of entities. Management's plan of operation is based upon the Company obtaining a controlling interest in any merger or acquisition target company and, accordingly, the Company may be required to discontinue any prospective merger or acquisition of any company in which a controlling interest will not be obtained.

          The Company could also be required to register under the Investment Company Act of 1940 in the event the Company comes within the definition of an Investment Company contained in that Act due to its assets consisting principally of shares held in a number of other companies. Management intends to seek at most one or two mergers or acquisitions, which transactions management believes will not result in the Company being deemed an "investment company" since its interests will be in majority or wholly owned subsidiaries which themselves will not be investment companies.

          Any securities which the Company acquires in exchange for its Common Stock will be "restricted securities" within the meaning of the Securities Act of 1933 (the "1933 Act"). If the Company elected to resell such securities, such sale could not proceed unless a registration statement had been declared effective by the Securities and Exchange Commission or an exemption from registration was available. Section 4(1) of the 1933 Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale if various restrictions pertaining to such a sale are complied with. Although management's plan of operation does not contemplate resale of securities acquired, in the event such a sale were necessary, the Company would be required to comply with the provisions of the 1933 Act.

          As a condition to any merger or acquisition, it is possible that the target company management may request registration of the Company's Common Stock to be received by target company shareholders. In such event, the Company could incur registration costs, and management intends to require the target company to bear most, if not all, of the cost of any such registration. If the Company does contribute toward the cost of such registration, its maximum contribution will be limited to the extent that the Company has assets available for such contribution. Alternatively, the Company may issue "restricted securities" to any prospective target company, which securities may be subsequently registered for sale or sold in accordance with Rule 144 of the Securities Act of 1933.

          The Company intends to structure a merger or acquisition in such a manner as to minimize federal and state tax consequences to the Company and any target company.


EMPLOYEES
---------
          The Company is a development stage company and currently has no employees. Management expects to use legal counsel, accountants and consultants as necessary, and does not anticipate that it will engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.


ITEM 2.   DESCRIPTION OF PROPERTIES
          -------------------------
          The Company has no ownership interest in any real or personal property. The Company currently maintains its corporate offices at 370 17th Street, Suite 2350, Denver, Colorado 80203. This space is provided on a rent-free basis by the Company's principal shareholder, Ms. Carylyn Bell. The Company owns no equipment.


ITEM 3.   LEGAL PROCEEDINGS
          -----------------
                 Neither the Company nor any of its management in their capacities as such is the subject of any pending material legal proceedings.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------
          No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended March 31, 1998.

                                    PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS
          --------------------------------------------------------------------
MARKET PRICE
------------
          As of the date of this Report, and for the two (2) preceding fiscal years, no public trading market for the Company's securities has existed.

          Neither the Company, nor anyone acting on its behalf has taken any affirmative steps to request or encourage any broker-dealer to act as a market
maker for the Company's securities.   To date, there have not been any
preliminary discussions or understandings between the Company and any market maker regarding the participation of such market maker in the future trading market, if any, for the Company's securities. While there can be no assurance, it is likely that activities calculated to develop market making activities in the Company's securities will occur only after an acquisition transaction has been completed, although no consultants have been retained to identify or engage market makers for that purpose.

          If a public market for the Company's securities does develop in the future prior to the completion of an acquisition or merger, the resale or secondary offer of the Company's securities may be subject to restrictions or prohibitions imposed by certain states under their respective blue sky regulations. Any shareholder residing in such a state may be unable to sell their shares until such time as a business combination is completed and the Company no longer considered a blank check entity.

THE SECURITIES ENFORCEMENT AND PENNY STOCK REFORM ACT OF 1990
-------------------------------------------------------------
          The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure, relating to the market for penny stocks, in connection with trades in any stock defined as a penny stock. The Commission recently adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on NASDAQ and any equity security issued by an issuer that has (I) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for three years, (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or
(iii) average annual revenue of at least $6,000,000, if such issuer has been in continuous operation for less than three years. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

          The Common Stock of the Company is subject to rules adopted by the Commission regulating broker-dealer practices in connection with transactions in "penny stocks." Those disclosure rules applicable to penny stocks require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Commission. That disclosure document advises an investor that investments in penny stocks can be very risky and that the investor's salesperson or broker is not an impartial advisor but rather paid to sell the shares. It contains an explanation and disclosure of the bid and offer prices of the security, any retail charges added by the dealer to those prices ("markup" or "markdown"), and the amount of compensation or profit to be paid to or received by the salesperson in connection with the transaction. The disclosure contains further admonitions for the investor to exercise caution in connection with an investment in penny stocks, to independently investigate the security as well as the salesperson with whom the investor is working, and to understand the risky nature of an investment in the security. Further, the disclosure includes information regarding the market for penny stocks, explanations regarding the influence that market makers may have upon the market for penny stocks and the risk that one or two dealers may exercise domination over the market for such security and therefore control and set prices for the security not based upon competitive forces. The broker-dealer must also provide the customer with certain other information and must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Further, the rules require that following the proposed transaction the broker provide the customer with monthly account statements containing market information about the prices of the securities. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If the Common Stock became subject to the penny stock rules, many brokers may be unwilling to engage in transactions in the Common Stock because of the added disclosure requirements, thereby making it more difficult for purchasers of Common Stock in this offering to dispose of their securities.

DIVIDENDS
---------
          No cash dividends were paid by the Company during the fiscal years ended March 31, 1996 and 1997. The Company's Board of Directors does not currently intend to pay any cash dividends.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
          ---------------------------------------------------------
          The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

Liquidity and Capital Resources:  March 31, 1998
------------------------------------------------
          The Company has no current or fixed assets and no working capital. This is expected not to change until and unless the Company successfully completes a business combination, of which there can be no assurance.

          The Company's total liabilities at March 31, 1998 were $19,151, principally reflecting accounts payable and loans from shareholders resulting from the Company's activities associated with the Company becoming a full reporting company under the Exchange Act. During the fiscal year ended March 31, 1998, the Company issued an aggregate of 300,000 shares of common stock to various individuals in consideration of their services to the Company. The shares of common stock were valued at par, $.05 per share.

Results of Operation: Years Ended March 31, 1998 and 1997
---------------------------------------------------------
          The Company had no operations during fiscal 1998 or fiscal 1997 and, therefore, there were no operating revenues during either period. Expenses decreased from $20,271 to $6,957 from the year ended March 31, 1997 to the year ended March 31, 1998. These expenses reflect legal and accounting expenses incurred by the Company in connection with completing its audited financial statements in the preparation of its Registration Statement. As a result of the foregoing, the Company's net loss decreased from $20,271 for the year ended March 31, 1997 to $6,957 for the year ended March 31, 1998.

          Absent a merger, acquisition or other business combination, there will be no business operations or substantial results therefrom. The Company will continue to incur expenses in its efforts to comply with its reporting requirements under Section 13(a) of the Securities Exchange Act of 1934 as well as in connection with its efforts to identify and complete a merger or other business combination.

          Other than the foregoing, management knows of no trends or other demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, a material impact upon the income and expenses of the Company.


ITEM 7.   FINANCIAL STATEMENTS
          --------------------
          The following financial statements are filed as part of this report:

          1.   Report of Independent Auditors.

          2.   Balance Sheet for the year ended March 31, 1998.

          3. Statement of Operations for the years ended March 31, 1997 and 1998.

          4. Statements of Changes in Stockholders' Equity for the years ended March 31, 1997 and March 31, 1998.

          5. Statement of Cash Flow for the years ended March 31, 1997 and March 31, 1998.

          6.   Notes to Financial Statements.

          All schedules are omitted since the required information is not present or is not in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

                                   PART III


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ---------------------------------------------
               Effective June 12, 1996, the Board of Directors of the Company
decided to change the Company's independent accountant.   The independent
accountant who was previously engaged as the principal accountant to audit the Company's financial statements was Mitchell, Londer & Co., Certified Public Accountants. The report of Mitchell, Londer & Co. covering the Company's consolidated financial statements as of and for the period ended May 31, 1988 contained a going concern qualification. Other than the foregoing, none of the reports of Mitchell, Londer & Co.'s on the financial statements of the Company for periods reported on by Mitchell, Londer & Co., contained any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. Nor have there been any disagreements between the Company and Mitchell, Londer & Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

               The Company has retained the accounting firm of Schumacher and Associates, Inc. to serve as the Company's principal accountant to audit the Company's financial statements. This engagement was effective June 12, 1996. Prior to its engagement as the Company's principal independent accountant, Schumacher and Associates, Inc. had not been consulted by the Company either with respect to the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company's financial statements or on any matter which was the subject of any prior disagreement between the Company and its previous certifying accountant.


ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
          ------------------------------------------------------------

Directors and Executive Officers
--------------------------------
               The name, position with the Company, age of each director and officer and the period during which each director and/or officer has served are as follows:

                                                Director and/or Executive
  Name and Position in the Company    Age             Officer Since
  --------------------------------    ---       -------------------------
  David C. Walters,                   52                  1996
  President and Director

  William Maury Bell                  31                  1996
  Vice-President and Director

  Cindy R. Hintgen                    33                  1996
  Secretary/Treasurer and Director


-----------------------------------

          DAVID C. WALTERS, President. Mr. Walters has been Chairman of the Board and President since inception. Currently, Mr. Walters is a partnership with Pulling & Walters, L.L.P., Certified Public Accountants. From November 1985 until January 1986 he served as President and Director of Atlantic Express, Inc., a publicly held company formed as a "blind pool" for the purpose of acquiring and continuing a business opportunity. In January 1987, Atlantic Express, Inc. completed a business combination with NTR, Inc., a New York City based company engaged in the transportation business, at which time Mr. Walters resigned as an officer but continues to serve as a director. NTR, Inc. is not a reporting company. From August, 1982 to April, 1986, he was controller of Star CATV Investment Corp., a cable TV headquarters for 140 systems in Waxahachie, Texas. From 1980 to 1982, he served as Vice President and Treasurer of American/Chaparral, Inc., an oil and gas leasing and drilling company. He owned and operated Walters Rentals, a company which engaged in real estate management and residential loan origination and commercial loan brokering. He has served as Vice President and Treasurer of Security Bankshares, Inc., a bank holding company from 1975 to 1976; he was controller of First National Bank in Colorado Springs, Colorado, from 1972 to 1974 and auditor for Fidelity Services Corporation, a bank holding company, from 1967 to 1972. Mr. Walters graduated from Lamar University with a BBA degree in Accounting in 1967. He became a Certified Public Accountant in 1984.

          WILLIAM MAURY BELL, Vice President. Mr. Bell is Vice President of Huttner & Company, a Houston based management consulting firm. Prior to working with Huttner & Company, Mr. Bell worked in the Corporate Finance Consulting Department at Coopers & Lybrand, L.L.P.

          CINDY R. HINTGEN, Secretary. Ms. Hintgen has worked as an Executive Secretary for Industrial Services Technologies, Inc. for the last ten years. From 1984 until 1987 she worked as a Word Processor for an architectural design firm.

          There are no family relationships among Directors or Executive Officers and there exists no arrangements or understandings between any Director or Executive Officer or any other person pursuant to which any Director was elected as such. William Maury Bell, Vice-President and Director of the Company, is the son of Carylyn Bell, a principal shareholder of the Company. The present term of office of each Director will expire at the next regular annual meeting of shareholders. David Walters and Carylyn Bell would be deemed to be "promoters" of the Company within the meaning of Regulation C under the Securities Act. Their activities will be material to the operations of the Company. As a principal shareholder of the Company, Ms. Bell intends to exercise her voting rights to retain the current officers and directors of the Company. In addition, those officers and directors may seek her advice and consultation in connection with evaluating potential acquisition candidates. There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors are acting on behalf of or will act at the discretion of any other person.

          During the fiscal year ending March 31, 1997, there was one meeting of Directors, attended by all members. There exists no standing committees of the Board of Directors, including an audit committee, compensation committee or nominating committee. None of the Company's Directors receive any compensation for their services as Directors; however, outside Directors are reimbursed their expenses associated with attendance at meetings or otherwise incurred in connection with the discharge of their duties as a Director.

          The Executive Officers of the Company are elected annually at the first meeting of the Company's Board of Directors held after each annual meeting of Shareholders. Each Executive Officer will hold office until his successor is duly elected and qualified, until his resignation or until he shall be removed in the manner provided by the Company's By-Laws.

          None of the Company's officers and directors will devote their full time to the Company's affairs. The Company's executive officers will individually devote less than five hours per month to the affairs of the Company until such time as an acquisition target is identified and the transaction requires additional time and attention. Such persons are affiliated with other business entities and enterprises, some of which may also be seeking an acquisition and thus be in direct competition with the Company. Such activities may result in such persons being exposed to conflicts of interest from time-to-time. The Company has adopted no other conflict of interest policy with respect to such transactions. However, the officers and Directors of the Company recognize their fiduciary obligation to treat the Company and its shareholders fairly in any such future activities.

          The Company's executive officers serve without compensation. There exists no agreement, or arrangement or other understanding pursuant to which management will in the future receive compensation either in the form of cash or securities of the Company. Nevertheless, should management be required to devote increased attention to the affairs of the Company, the Company may reconsider the appropriateness of paying reasonable compensation for those services. Such compensation could be in the form of the issuance of additional securities, which could be undertaken by action of the Board of Directors without further shareholder approval.

          Current management of the Company does not intend to become involved with or otherwise promote other blank check entities. Nevertheless, such persons may become involved in merger or acquisition activities on behalf of companies with which they are affiliated. Such activities would be limited, however, to the particular areas of interest of the other affiliated entities and would in all likelihood not involve the same target entities which would be candidates for an acquisition with the Company.

          None of the Company's executive officers have prior experience with managing blank check companies. Ms. Carylyn Bell, a principal shareholder of the Company, was an officer and director of one blank check company, Magellan Company, which undertook an initial blank check public offering and consummated an acquisition transaction in approximately 1988.

          There are no material proceedings to which any director, officer or affiliate of the Company, or any owner of record or beneficiary of more than five percent (5%) of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the Company, or securityholder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

          During the past five years, no director or officer of the Company has:

          (1) Filed or has had filed against him a petition under the federal bankruptcy laws or any state insolvency law, nor has a receiver, fiscal agent or similar officer been appointed by a, court for the business or property of such person, or any partnership in which he was a general partner, or any corporation or business association of which he was an Executive Officer at or within two years before such filings;

          (2) Been convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) Been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining such person from, or otherwise limiting his involvement in any type of business, securities or banking activities.

          (4) Been found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, which judgment has not been reversed, suspended, or vacated.


ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------
          The Company did not pay compensation to any officers, Directors or employees during Fiscal 1998 or 1997. No Executive Officer of the Company is currently receiving a salary from the Company.

          There are no written employment agreements between the Company and any of its officers or Directors. The officers of the Company will dedicate sufficient time to fulfill their fiduciary obligations to the Company's affairs. The Company has no retirement, pension, profit sharing or insurance or medical reimbursement plans, or stock incentive of other option plans for its officers and Directors, and does not contemplate implementing any such plans at this time.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------
     The following table sets forth, as of the date of this Report the number of shares of the Company's Common Stock owned by (I) each person who owned of record, or was known to own beneficially, more than five percent (5%) of the Company's outstanding shares of Common Stock, (ii) each of the Company's current directors and executive officers and (iii) all of the Company's current directors and executive officers as a group:


 Class      Name and Address          Amount and Nature        Percent of
of Stock of Beneficial Owner(3)   of Beneficial Ownership      Class (1)(2)
-------- ----------------------   -----------------------      ------------

Common   David C. Walters                 39,334                  3.1%
Stock,   255 Oakwood Drive
$.05     Lancaster, TX  25146
value

  "      William Maury Bell               41,533                  3.2%
         370 17th Street
         Denver, CO  80203

         Cindy R. Hintgen                 33,333                  2.6%
  "      370 17th Street
         Denver, CO  80203

         Carylyn K. Bell                  504,496                 39.3%
  "      370 17th Street
         Denver, CO  80203

  "      Clifford L. Neuman               66,667                  5.2%
         1507 Pine Street
         Boulder, CO 80302

  "      All Officers and Directors       114,200                 8.9%
         as a Group (3 Persons)


--------------------------------
(1) Shares not outstanding but beneficially owned by virtue of the individuals' right to acquire them as of the date of this Report, or within sixty (60) days of such date, are treated as outstanding when determining the percent of the class owned by such individual and when determining the percent of the class owned by the group.

(2) The Company has no current plans, understandings or arrangements to issue additional securities of the Company prior to completing an acquisition.

(3) Each shareholder exercises the sole investment and voting power with respect to their shares.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------
          Corporate Stock Transfer, Inc. will act as Transfer Agent for the Common Stock of the Company. Carylyn K. Bell, a principal shareholder of the Company, is an officer, Director and shareholder of Corporate Stock Transfer, Inc.

                                    PART IV


ITEM 13.  EXHIBITS AND FINANCIAL STATEMENTS
          ---------------------------------
Financial Statements
--------------------
The following financial statements are filed as part of this report:

1.   Report of Independent Certified Public Accountant.

2.   Balance Sheet as of March 31, 1998.

3.   Statement of Operations for the years ended March 31, 1997 and 1998.

4. Statement of Changes in Stockholders' Equity for the years ended March 31, 1997 and March 31, 1998.

5.   Statement of Cash Flow for the years ended March 31, 1997 and March 31,
     1998.

6.   Notes to Financial Statements.

Exhibits
--------
The following Exhibits are filed as part of this Report pursuant to Item 601 of Regulation S-B:

Exhibit No.        Title
----------         -----
*    1.1           Amended and Restated Articles of Incorporation

*    1.2           Amended and Restated By-Laws

*    16.0          Letter on change in certifying accountant.

-------------------------
* Incorporated by reference to the Registrant's Registration Statement on Form 10-SB, Registration No. 0-22865, as filed with the Commission on July 22, 1997, and amended on Form 10-SB/A-1, filed with the Commission on February 25, 1998.

                         INDEX TO FINANCIAL STATEMENTS

                        VERSAILLES CAPITAL CORPORATION

                             FINANCIAL STATEMENTS

                                     with

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                            March 31, 1998 and 1997



     Report of Independent Certified Public Accountants               21

     Financial Statements:

          Balance Sheet                                               22

          Statements of Operations                                    23

          Statement of Changes in Stockholders'
            (Deficit)                                                 24

          Statements of Cash Flows                                    25

          Notes to Financial Statements                               26

                            REPORT OF INDEPENDENT
                         CERTIFIED PUBLIC ACCOUNTANTS




The Board of Directors
Versailles Capital Corporation
Denver, CO 80202


We have audited the accompanying balance sheet of Versailles Capital Corporation as of March 31, 1998, and the related statements of operations, stockholders' equity and cash flows for the two years ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Versailles Capital Corporation as of March 31, 1998, and the results of its operations, changes in its stockholders' equity and its cash flows for the two years ended March 31, 1998, in conformity with generally accepted accounting principles.

The accompanying balance sheet has been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubts about its ability to continue as a going concern. The financial statements does not include any adjustments that might result from the outcome of this uncertainty.


                                   Schumacher & Associates, Inc.
                                   Certified Public Accountants
                                   12835 E. Arapahoe Road
                                   Tower II, Suite 110
                                   Englewood, Colorado  80112
June 22, 1998

                        VERSAILLES CAPITAL CORPORATION
                                 BALANCE SHEET
                                March 31, 1998


   Assets
Current assets:
 Cash                                             $       -
                                                  ----------
  Total Current Assets                                    -
                                                  ----------
Total Assets                                              -
                                                  ==========

   Liabilities and Stockholders' (Deficit):
 Current Liabilities:
  Accounts payable                                $  11,690
  Advances from stockholders                          7,461
                                                  ----------
   Total Current Liabilities                         19,151
                                                 ----------
Total Liabilities                                    19,151

Commitments and Contingencies
(Notes 2 and 6)                                           -
                                                  ----------
Stockholders' (Deficit):
 Common stock $.05 par value
  6,000,000,000 shares authorized
  1,284,116 shares issued and outstanding            64,206
 Additional paid-in capital                         447,691
 Accumulated (deficit)                             (531,048)
                                                  ----------
Total Stockholders' (Deficit)                      (19,151)
                                                  ----------
Total Liabilities and Stockholders' (Deficit)     $       -
                                                  ==========

    The accompanying notes are an integral part of the financial statements

                        VERSAILLES CAPITAL CORPORATION
                           STATEMENTS OF OPERATIONS


                                        Years Ended March 31,
                                      1998                 1997
                                   ----------          ----------

Revenue                            $      -            $       -
                                   ----------          ----------
Expenses:
 Accounting                            3,790               4,210
 Other                                 3,167              16,061
                                   ----------          ----------
                                       6,957              20,271
                                   ----------          ----------
Net (Loss)                         $  (6,957)          $ (20,271)
                                   ==========          ==========
(Loss) per share                   $    (.01)          $    (.02)
                                   ==========          ==========
Weighted Average Shares
 Outstanding                       1,284,116           1,034,118
                                   ==========          ==========

    The accompanying notes are an integral part of the financial statements

                                    VERSAILLES CAPITAL CORPORATION
                            STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
                              From March 31, 1996 through March 31, 1998


                         Preferred Stock        Common Stock
                        ------------------ ---------------------- Additional
                        Number              Number                  Paid-In  Accumulated
                       of Shares  Amount   of Shares     Amount   in Capital   Deficit      Total
                       ---------  ------- ----------   ---------- ---------- ----------  ----------

Balance at March 31,
 1996                        -    $    -    984,118    $  49,206  $ 447,691  $(503,820)  $  (6,923)

Common stock issued
 for services                -         -    299,998       15,000          -          -      15,000

Net loss for the year
 ended March 31, 1997        -         -          -            -          -    (20,271)    (20,271)
                       --------   ------- ----------   ---------- ---------- ----------  ----------

Balance at March 31,
 1997                        -         -  1,284,116       64,206    447,691   (524,091)    (12,194)

Net loss for the year
 ended March 31, 1998        -         -          -            -          -     (6,957)     (6,957)
                       --------   ------- ----------   ---------- ---------- ----------  ----------
Balance at March 31,
 1998                        -    $    -  1,284,116    $  64,206  $ 447,691  $(531,048)  $ (19,151)
                       ========   ======= ==========   ========== ========== ==========  ==========

 The accompanying notes are an integral part of the financial statements

                        VERSAILLES CAPITAL CORPORATION
                           STATEMENTS OF CASH FLOWS


                                         Years Ended March 31,
                                           1998        1997
                                        ----------  ----------
Cash Flows Operating Activities:
 Net loss                               $  (6,957)  $ (20,271)
 Increase in accounts payable               1,496       5,271
 Common stock issued for services               -      15,000
                                        ----------  ----------
  Net Cash (Used in) Operating
   Activities                              (5,461)          -
                                        ----------  ----------
Cash Flows from Investing Activities            -           -
                                        ----------  ----------
Cash Flows from Financing Activities:
 Advances from stockholders                 5,461           -
                                        ----------  ----------
  Net Cash Provided by Financing
   Activities                               5,461           -
                                        ----------  ----------
(Decrease) in Cash                              -           -

Cash, Beginning of the Year             $       -   $       -
                                        ----------  ----------
Cash, End of the Year                   $       -   $       -
                                        ==========  ==========
Interest Paid                           $       -   $       -
                                        ==========  ==========
Income Taxes Paid                       $       -   $       -
                                        ==========  ==========





    The accompanying notes are an integral part of the financial statements

                        VERSAILLES CAPITAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

                            March 31, 1998 and 1997


(1)  Summary of Accounting Policies
     ------------------------------
     This summary of significant accounting policies of Versailles Capital Corporation (Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

     (a)  Organization and Principles of Consolidation
          --------------------------------------------
          Versailles Capital Corporation (Company) was incorporated under the laws of Colorado on December 31, 1986. The Company is an inactive entity other than it is looking for a business combination candidate.

          The Company has selected the last day of March as its year end.

     (b)  Use of Estimates in the Preparation of Financial Statements
          -----------------------------------------------------------
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(2)  Basis of Presentation - Going Concern
     -------------------------------------
     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses since its inception and has a net capital deficiency. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management is attempting to raise additional capital, and is looking for a business combination candidate.

     In view of theses matters, continuing as a going concern is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the success of its future operations or completion of a successful business combination. Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

(3)  Income Taxes
     ------------
     As of March 31, 1998, there are no current or deferred income taxes payable. As of March 31, 1998, the Company has total deferred tax assets of approximately $107,000 due to operating loss carryovers and the depreciation timing differences described above. However, because of the uncertainty of potential realization of these tax assets, the Company has provided a valuation allowance for the entire $107,000. Thus, no tax assets have been recorded in the financial statements as of March 31, 1998.

     The Company has available at March 31, 1998, unused operating loss carryovers of approximately $536,000 which may be applied against future taxable income, expiring in various years through 2012. Change of control could reduce or eliminate the ability to utilize the net operation loss carryover.

(4)  Advances from Stockholders
     --------------------------
     As of March 31, 1998 stockholders had advanced $7,461 to the Company. The advances are uncollateralized, bear no interest and have no written repayment terms.

(5)  Stock Split
     -----------
     In November 1996, the Company effected a 1-for-500 reverse stock split changing the par value per share from $.0001 to $.05 per share. All references to number of shares have been retroactively restated to reflect this reverse stock split.

(6)  Consulting Services
     -------------------
     Effective December 1, 1997, the Company entered into an agreement to engage an entity to provide consulting services over a four year period for consideration of $10,000. As of March 31, 1998, no consulting fees had been paid. The financial statements as of March 31, 1998 include an accrual for four months of the consulting agreement at $208 per month.

                                  SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the Company caused this statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                              VERSAILLES CAPITAL CORPORATION



Date:  July 14, 1998          By:  /s/ David C. Walters
       -----------------           -----------------------------------
                                   David C. Walters, President