Form 10QSB
period 1998-06-30
VERSAILLES CAPITAL CORP /CO
filed 1998-08-20
CIK 818808

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1998

                                      OR

          [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to __________

                      Commission file number:  000-22865


                        VERSAILLES CAPITAL CORPORATION
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

     Colorado                                         84-1044910
------------------------------                        -----------------------
 (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                     Identification Number)

          370 17th Street, Suite 2350, Denver, Colorado        80202
        --------------------------------------------------------------
           (Address of principal executive offices)       (Zip Code)

                                (303) 595-3300
            ------------------------------------------------------
             (Registrant's telephone number, including area code)


           ---------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                             [X] Yes  [   ] No

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 1998, Registrant had 1,284,116 shares of common stock, $.05 par value, outstanding.

                                     INDEX

                                                                  Page
                                                                 Number
                                                                --------

Part I.    Financial Information

     Item I. Financial Statements

             Balance Sheets as of June 30, 1998 and
             March 31, 1998                                         2

             Statements of Operations, Three Months
             Ended June 30, 1998                                    3

             Statements of Cash Flows, Three Months
             Ended June 30, 1998                                    4

             Notes to Financial Statements                          5

     Item 2. Management's Discussion and Analysis of
             Financial Conditions and Results of Operations         6

Part II.   Other Information                                        7

                        VERSAILLES CAPITAL CORPORATION
                                BALANCE SHEETS
                                  (Unaudited)

                                                June 30,      March 31,
                                                  1998           1998
                                              -------------  -------------
                                    ASSETS
                                    -------
Current Assets
  Cash                                        $         -    $         -
                                              -------------  -------------
     Total Current Assets                               -              -

Total Assets                                  $         -    $         -
                                              =============  =============


                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                   ----------------------------------------
Current Liabilities:
  Accounts payable                            $    10,592    $    11,690
  Advances from stockholders                       10,995          7,461
                                              -------------  -------------
Total Current Liabilities                          21,587         19,151
                                              -------------  -------------
Stockholders' (Deficit):
  Preferred Stock, $.10 par value,
     50,000,000 shares authorized,
     none issued and outstanding                        -              -
  Common Stock, $.05 par value,
     100,000,000 shares authorized,
     1,284,116 shares issued and outstanding       64,206         64,206
  Additional paid-in capital                      447,691        447,691
  Accumulated (deficit)                          (533,484)      (531,048)
                                              -------------  -------------
Total Stockholders' (Deficit)                     (21,587)       (19,151)
                                              -------------  -------------

Total Liabilities and Stockholders' (Deficit) $         -    $         -
                                              =============  =============


   The accompanying notes are an integral part of the financial statements.

                        VERSAILLES CAPITAL CORPORATION
                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                       Three Months Ended June 30, 1998



Revenues                                               $         -
                                                       -------------

Operating Expenses:
  Professional fees                                          2,000
  Other                                                        436
                                                       -------------
    Total Operating Expenses                                 2,436
                                                       -------------

Net Income                                             $    (2,436)
                                                       -------------

Per Share                                              $       nil
                                                       =============

Weighted Average Number of Shares Outstanding            1,284,116
                                                       =============


   The accompanying notes are an integral part of the financial statements.

                        VERSAILLES CAPITAL CORPORATION
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                       Three Months Ended June 30, 1998



Cash Flows Operating Activities:
  Net (loss)                                           $    (2,436)
  (Decrease) in accounts payable                            (1,098)
                                                       -------------

Net Cash (Used in) Operating Activities                     (3,534)
                                                       -------------
Cash Flows from Investing Activities                             -
                                                       -------------

Cash Flows from Financing Activities:
  Advances from related party                                3,534
                                                       -------------

Net Cash Provided by Financing Activities                    3,534
                                                       -------------
(Decrease) in Cash                                               -

Cash, Beginning of Period                                        -
                                                       -------------

Cash, End of Period                                    $         -
                                                       =============

Interest Paid                                          $         -
                                                       =============

Income Taxes Paid                                      $         -
                                                       =============



   The accompanying notes are an integral part of the financial statements.

                        VERSAILLES CAPITAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                           June 30, 1998 (Unaudited)


(1)  Condensed Financial Statements
     ------------------------------

     The financial statements included herein have been prepared by Versailles Capital Corporation without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Versailles Capital Corporation believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the March 31, 1998 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Versailles Capital Corporation later in the year.

     The management of Versailles Capital Corporation believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

                                    ITEM 2

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


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

The Company generated no revenues during the quarter ended June 30, 1998, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At June 30, 1998, the Company had no material commitments for capital expenditures.

                          PART II. OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------
         None.

Item 2.  Changes in Securities
         ---------------------
         None.

Item 3.  Defaults upon Senior Securities
         -------------------------------
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         None.

Item 5.  Other Information
         -----------------
         None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     VERSAILLES CAPITAL CORPORATION



Date: August 20, 1998                By:  /s/ David C. Walters
      ---------------                     --------------------------------
                                          David C. Walters, President