Form 10QSB
period 1998-09-30
VERSAILLES CAPITAL CORP /CO
filed 1998-11-12
CIK 818808

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1998

                                      OR

          [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to __________

                      Commission file number:  000-22865


                        VERSAILLES CAPITAL CORPORATION
                 --------------------------------------------
                     (Exact name of small business issuer
                         as specified in its charter)

  Colorado                                                84-1044910
---------------------------------                   -------------------------
(State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                   Identification Number)

          370 17th Street, Suite 2350, Denver, Colorado            80202
         -------------------------------------------------------------
            (Address of principal executive offices)         (Zip Code)

                                (303) 595-3300
                      -----------------------------------
             (Registrant's telephone number, including area code)

                      -----------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 1998, Registrant had 1,284,116 shares of common stock, $.05 par value, outstanding.

                                     INDEX
                                     -----

                                                                    Page
                                                                   Number
                                                                   ------
Part I.     Financial Information

       Item I.   Financial Statements

                 Balance Sheets as of September 30, 1998
                 and March 31, 1998                                   2

                 Statements of Operations, Six Months Ended
                 September 30, 1998                                   3

                 Statements of Cash Flows, Six Months Ended
                 September 30, 1998                                   4

                 Notes to Financial Statements                        5

       Item 2.   Management's Discussion and Analysis of
                 Financial Conditions and Results of Operations       6

Part II.    Other Information                                         7

                        VERSAILLES CAPITAL CORPORATION
                                BALANCE SHEETS
                                  (Unaudited)



                                                September 30,   March 31,
                                                    1998           1998
                                               -------------  -------------

                                    ASSETS
                                    ------

Current Assets
  Cash                                         $          -   $          -
                                               -------------  -------------
     Total Current Assets                                 -              -

Total Assets                                   $          -   $          -
                                               =============  =============


                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                    ---------------------------------------

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

                      Six Months Ended September 30, 1998




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

                      Six Months Ended September 30, 1998




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

                        VERSAILLES CAPITAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                        September 30, 1998 (Unaudited)


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

The Company generated no revenues during the quarter ended September 30, 1998, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At September 30, 1998, the Company had no material commitments for capital expenditures.

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

         None.

Item 5.  Other Information
         -----------------

         None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         Exhibits:

              Exhibit 27 - Financial Data Schedule

         Reports on Form 8-K:

              None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                VERSAILLES CAPITAL CORPORATION



Date: November 11, 1998         By:  /s/ David C. Walters
      -----------------              -------------------------------------
                                     David C. Walters, President