Form 10QSB/A
period 1998-09-30
VERSAILLES CAPITAL CORP /CO
filed 1998-11-16
CIK 818808

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                FORM 10-QSB/A-1


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

                                     INDEX
                                     -----

                                                                    Page
                                                                   Number
                                                                   ------
Part I.     Financial Information

       Item I.   Financial Statements

                 Balance Sheets as of September 30, 1998
                 and March 31, 1998                                   2

                 Statements of Operations, Three Months Ended
                 September 30, 1998                                   3

                 Statements of Operations, Six Months Ended
                 September 30, 1998                                   4

                 Statements of Cash Flows, Three Months Ended
                 September 30, 1998                                   5

                 Statements of Cash Flows, Six Months Ended
                 September 30, 1998                                   6

                 Notes to Financial Statements                        7

       Item 2.   Management's Discussion and Analysis of
                 Financial Conditions and Results of Operations       8

Part II.    Other Information                                         9

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
                                               =============  =============


                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                    ---------------------------------------

Current Liabilities:
  Accounts payable                             $      8,992   $     11,690
  Advances from stockholders                         12,245          7,461
                                               -------------  -------------
Total Current Liabilities                            21,237         19,151
                                               -------------  -------------

Stockholders' (Deficit):
  Preferred Stock, $.10 par value,
     50,000,000 shares authorized,
      none issued and outstanding                         -              -
  Common Stock, $.05 par value,
     100,000,000 shares authorized,
      1,284,116 shares issued and outstanding        64,206         64,206
  Additional paid-in capital                        447,691        447,691
  Accumulated (deficit)                            (533,134)      (531,048)
                                               -------------  -------------
Total Stockholders' (Deficit)                       (21,237)       (19,151)
                                               -------------  -------------

Total Liabilities and Stockholders' (Deficit)  $          -   $          -
                                               =============  ============



   The accompanying notes are an integral part of the financial statements.

                        VERSAILLES CAPITAL CORPORATION
                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                     Three Months Ended September 30, 1998




Revenues                                                    $         -
                                                            -------------
Operating Expenses:
  Professional fees                                                (500)
  Other                                                             150
                                                            -------------
    Total Operating Expenses                                       (350)
                                                            -------------

Net Income                                                  $       350
                                                            -------------

Per Share                                                   $       nil
                                                            =============

Weighted Average Number of Shares Outstanding                 1,284,116
                                                            =============


   The accompanying notes are an integral part of the financial statements.

                        VERSAILLES CAPITAL CORPORATION
                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                      Six Months Ended September 30, 1998




Revenues                                                    $         -
                                                            -------------

Operating Expenses:
  Professional fees                                               1,500
  Other                                                             586
                                                            -------------
    Total Operating Expenses                                      2,086
                                                            -------------

Net Income                                                  $    (2,086)
                                                            -------------


Per Share                                                   $       nil
                                                            =============

Weighted Average Number of Shares Outstanding                 1,284,116
                                                            =============


   The accompanying notes are an integral part of the financial statements.

                        VERSAILLES CAPITAL CORPORATION
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                     Three Months Ended September 30, 1998



Cash Flows Operating Activities:
  Net income                                                $      (350)
  (Decrease) in accounts payable                                 (1,600)
                                                            -------------

Net Cash (Used in) Operating Activities                          (1,250)
                                                            -------------

Cash Flows from Investing Activities                                  -
                                                            -------------

Cash Flows from Financing Activities:
  Advances from related party                                     1,250
                                                            -------------

Net Cash Provided by Financing Activities                         1,250
                                                            -------------
Increase in Cash                                                      -

Cash, Beginning of Period                                             -
                                                            -------------

Cash, End of Period                                         $         -
                                                            =============

Interest Paid                                               $         -
                                                            =============

Income Taxes Paid                                           $         -
                                                            =============


   The accompanying notes are an integral part of the financial statements.

                        VERSAILLES CAPITAL CORPORATION
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                      Six Months Ended September 30, 1998




Cash Flows Operating Activities:
  Net (loss)                                                $    (2,086)
  (Decrease) in accounts payable                                 (2,698)
                                                            -------------

Net Cash (Used in) Operating Activities                          (4,784)
                                                            -------------

Cash Flows from Investing Activities                                  -
                                                            -------------

Cash Flows from Financing Activities:
  Advances from related party                                     4,784
                                                            -------------

Net Cash Provided by Financing Activities                         4,784
                                                            -------------
Increase in Cash                                                      -


Cash, Beginning of Period                                             -
                                                            -------------

Cash, End of Period                                         $         -
                                                            =============

Interest Paid                                               $         -
                                                            =============

Income Taxes Paid                                           $         -
                                                            =============



   The accompanying notes are an integral part of the financial statements.

                        VERSAILLES CAPITAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                        September 30, 1998 (Unaudited)


(1)  Condensed Financial Statements
     ------------------------------

     The financial statements included herein have been prepared by Versailles Capital Corporation without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Versailles Capital Corporation believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the March 31, 1998 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by Versailles Capital Corporation later in the year.

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

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                VERSAILLES CAPITAL CORPORATION



Date: November 16, 1998         By:  /s/ David C. Walters
      -----------------              -------------------------------------
                                     David C. Walters, President