Form 10QSB
period 1998-12-31
VERSAILLES CAPITAL CORP /CO
filed 1999-02-10
CIK 818808

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period Ended December 31, 1998


                           Commission File No. 0-22865


                         VERSAILLES CAPITAL CORPORATION
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


          Colorado                                     84-1044910
------------------------------             ----------------------------------
(State or other jurisdiction of           (IRS Employer Identification Number)
Incorporation or Organization)


              1200 17th Street, Suite 1000, Denver, Colorado 80202
          -----------------------------------------------------------
          (Address of Principal Executive Offices including zip code)


                                (303) 595-3300
                          ---------------------------
                          (Issuer's telephone number)


             370 17th Street, Suite 2350, Denver, Colorado 80202
            ----------------------------------------------------
            (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [ X ]   No [   ]

There were 1,284,116 shares of the Registrant's $.05 par value Common Stock outstanding as of December 31, 1998.

                       VERSAILLES CAPITAL CORPORATION
                                 FORM 10-QSB

                                   INDEX
                                   -----


Part I.  Financial Information

Item 1.  Financial Statements                                         Page

         Balance Sheet - December 31, 1998 and March 31, 1998          3

         Statement of Operations -  Three Months ended
         ended December 31, 1998 and 1997                              4

         Statement of Operations -  Nine Months ended
         ended December 31, 1998 and 1997                              5

         Statement of Cash Flows - Three Months ended
         December 31, 1998 and 1997                                    6

         Statement of Cash Flows - Nine Months ended
         December 31, 1998 and 1997                                    7

         Notes to Consolidated Financial Statements                    8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           9

Part II. Other Information and Signatures                              10

         Signatures                                                    11

                        VERSAILLES CAPITAL CORPORATION

                               BALANCE SHEETS
                                 (Unaudited)


                                   ASSETS
                                              December 31,     March 31,
                                                  1998           1998
                                              ------------     ---------

Current Assets
  Cash                                         $       -       $       -
                                               ---------       ---------
   Total Current Assets                                -               -

     Total Assets                              $       -       $       -
                                               =========       =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                             $     495       $  11,690
  Advances from stockholders                           -           7,461
                                               ---------       ---------
   Total Current Liabilities                         495          19,151
                                               ---------       ---------

Stockholders' Equity:
  Preferred Stock, $.10 par value,
   50,000,000 shares authorized
   none issued and outstanding                         -               -
  Common Stock, $.05 par value,
   100,000,000 shares authorized
   1,284,116 shares issued and
   outstanding                                    64,206          64,206
  Additional paid-in capital                     469,178         447,691
  Accumulated (deficit)                         (533,879)       (531,048)
                                               ---------       ---------

   Total Stockholders' Equity                        495         (19,151)
                                               ---------       ---------

     Total Liabilities and Stockholders'
      Equity                                   $       -       $       -
                                               =========       =========










The accompanying notes are an integral part of the financial statements.

                        VERSAILLES CAPITAL CORPORATION

                           STATEMENT OF OPERATIONS
                                 (Unaudited)

                                             Three months    Three months
                                                Ended           Ended
                                             December 31,    December 31,
                                                1998            1997
                                             ------------    ------------

Revenues                                      $        -      $        -
                                              ----------      ----------
Operating Expenses:
  Professional fees                                  745             500
  Other                                                -             150
                                              ----------      ----------
     Total Operating Expenses                        745             650
                                              ----------      ----------

Net Income                                    $     (745)     $     (650)

Per Share                                     $      nil      $      nil
                                              ==========      ==========

Weighted Average Number of Shares
 Outstanding                                   1,284,116       1,284,116
                                              ==========      ==========




























The accompanying notes are an integral part of the financial statements.

                       VERSAILLES CAPITAL CORPORATION

                          STATEMENT OF OPERATIONS
                               (Unaudited)

                                             Nine months     Nine months
                                                Ended           Ended
                                             December 31,    December 31,
                                                1998            1997
                                             ------------    ------------

Revenues                                      $        -      $        -
                                              ----------      ----------
Operating Expenses:
  Professional fees                                2,245           3,170
  Other                                              586           6,472
                                              ----------      ----------
     Total Operating Expenses                      2,831           9,642
                                              ----------      ----------

Net Income                                    $   (2,831)     $   (9,642)
                                              ----------      ----------

Per Share                                     $      nil      $     (.01)
                                              ==========      ==========

Weighted Average Number of Shares
  Outstanding                                  1,284,116       1,284,116
                                              ==========      ==========



























The accompanying notes are an integral part of the financial statements.

                        VERSAILLES CAPITAL CORPORATION

                           STATEMENT OF CASH FLOWS
                               (Unaudited)
                                             Three months    Three months
                                                Ended           Ended
                                             December 31,    December 31,
                                                1998            1997
                                             ------------    ------------

Cash Flows Operating Activities:
  Net (loss)                                 $     (745)      $     (650)
  (Decrease) in accounts payable                 (8,497)             650
                                             ----------       ----------
     Net Cash (Used in) Operating
       Activities                                (9,242)               -
                                             ----------       ----------

Cash Flows from Investing Activities                  -                -
                                             ----------       ----------

Cash Flows from Financing Activities:
  Advances from related party                       500                -
  Additional paid-in capital                      8,742                -
                                             ----------       ----------

     Net Cash Provided by Financing
      Activities                                  9,242                -
                                             ----------       ----------

Increase in Cash                                      -                -

Cash, Beginning of Period                             -                -
                                             ----------       ----------

Cash, End of Period                          $        -       $        -
                                             ==========       ==========

Interest Paid                                $        -       $        -
                                             ==========       ==========

Income Taxes Paid                            $        -       $        -
                                             ==========       ==========













The accompanying notes are an integral part of the financial statements.

                        VERSAILLES CAPITAL CORPORATION

                            STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                             Nine months     Nine months
                                                Ended           Ended
                                             December 31,    December 31,
                                                1998            1997
                                             ------------    ------------

Cash Flows Operating Activities:
  Net (loss)                                 $   (2,831)      $   (9,642)
  Increase (decrease) in
   accounts payable                             (11,195)           4,181
  Increase in advances from stockholders              -            5,461
                                             ----------       ----------

     Net Cash (Used in) Operating
      Activities                                (14,026)               -
                                             ----------       ----------

Cash Flows from Investing Activities                  -                -
                                             ----------       ----------

Cash Flows from Financing Activities:
  Advances from related party                     5,284                -
  Additional paid-in capital                      8,742                -
                                             ----------       ----------
     Net Cash Provided by Financing
      Activities                                 14,026                -
                                             ----------       ----------

Increase in Cash                                      -                -
                                             ----------       ----------

Cash, Beginning of Period                             -                -
                                             ----------       ----------

Cash, End of Period                          $        -       $        -
                                             ==========       ==========

Interest Paid                                $        -       $        -
                                             ==========       ==========

Income Taxes Paid                            $        -       $        -
                                             ==========       ==========









The accompanying notes are an integral part of the financial statements.

                        VERSAILLES CAPITAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                         December 31, 1998 (Unaudited)


(1)  Condensed Financial Statements

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

2)  Subsequent Event

Subsequent to December 31, 1998, certain shareholders entered into a private negotiation with LMU & Company, Inc. whereby LMU & Company, Inc. purchased 53% of the voting shares of common stock. This transaction resulted in a change in control of the Company as more fully disclosed in Form 8-K filed on January 12, 1999.

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

The Company generated no revenues during the quarter ended December 31, 1998, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At December 31, 1998, the Company had no material commitments for capital expenditures.

YEAR 2000 COMPLIANCE

The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The Company has assessed these issues as they relate to the Company, and since the Company currently has no operating business and does not use any components, and since it has no customers or suppliers, it does not believe that there are any material year 2000 issues to disclose in this Report.

                         PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

    None.

Item 2.  Changes in Securities

    None.

Item 3.  Defaults upon Senior Securities

    None.

Item 4.  Submission of Matters to a Vote of Security Holders

    None.

Item 5.  Other Information

    None.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  The following exhibits have been filed with this report:

                  Exhibit 27 - Financial Data Schedule

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   VERSAILLES CAPITAL CORPORATION



Date: February 10, 1999            By:/s/ L. Michael Underwood
                                      L. Michael Underwood, President

                              EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------

  27.     Financial Data Schedule              Filed herewith electronically