Form 10KSB40
period 1999-03-31
VERSAILLES CAPITAL CORP /CO
filed 1999-06-29
CIK 818808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-KSB

[ X ]  Annual report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the fiscal year ended: March 31, 1999
         -----------------------------------------------------

  [  ]  Transition report under Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the transition period from
                                  to

                    Commission file number: 0-22865

                    VERSAILLES CAPITAL CORPORATION
                    ------------------------------
             (Name of small business issuer in its charter)

                   Colorado                           84-1044910
                  ----------                        ------------
        (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)           Identification No.)


                    21550 Oxnard Street, Suite 830
                   Woodland Hills, California 91367
                   --------------------------------
          (Address of principal executive offices) (Zip code)


               Issuer's telephone number: (818) 676-0404

            ----------------------------------------------

   Securities to be registered under Section 12(b) of the Act:  None

         Securities registered under Section 12(g) of the Act:

                Common stock, par value $0.05 per share

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes X No
                                  ---   ---

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment
to this Form 10-KSB.   [ x  ]

        Issuer's revenues for its most recent fiscal year: $-0-
                                                           -----

  Aggregate market value of voting stock held by non-affiliates as of
                       May 31, 1999: $22,535,932
                                      -----------

       Shares of Common Stock, $.05 par value, outstanding as of
                       May 31, 1999: 43,042,856
                                       ----------

Documents incorporated by reference: Portions of the Versailles Capital Corporation Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference in Part III hereof. In addition, See Part II,
Item 8 - "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure" and Part III, Item 13-"Exhibits and Reports other documents incorporated by reference into this annual report on Form 10-KSB.

                            TABLE OF CONTENTS


PART I

Item 1. Description of Business  . . . . . . . . . . . . . . . . . . . .1

Item 2. Description of Property  . . . . . . . . . . . . . . . . . . . 14

Item 3. Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . 14

Item 4. Submission of Matters to a Vote of Security Holders  . . . . . 14


PART II

Item 5. Market for Common Equity Stock and Related Stockholder . . . . 15

Item 6. Management's Discussion and Analysis or Plan of Operation  . . 15

Item 7. Financial Statements . . . . . . . . . . . . . . . . . . . . . 18

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . 18


PART III

Item 9. Directors and Executive Officers, Promoters and Control
        Persons; Compliance With Section 16(a) of the Exchange Act . . 18

Item 10. Executive Compensation  . . . . . . . . . . . . . . . . . . . 18

Item 11. Security Ownership of Certain Beneficial Owners
         and Management  . . . . . . . . . . . . . . . . . . . . . . . 18

Item 12. Certain Relationships and Related Transactions. . . . . . . . 18

Item 13. Exhibits, List and Reports on Form 8-K  . . . . . . . . . . . 19

                     VERSAILLES CAPITAL CORPORATION

                               FORM 10-KSB

FORWARD-LOOKING STATEMENTS

SOME OF THE STATEMENTS MADE IN THIS FORM 10-KSB AND THE DOCUMENTS INCORPORATED HEREIN BY REFERENCE THAT ARE NOT HISTORICAL FACTS, SUCH AS ANTICIPATED RESULTS OF CLINICAL TRIALS, MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS," WHICH FORWARD LOOKING STATEMENTS ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS IN THE FEDERAL SECURITIES LAWS. THESE STATEMENTS OFTEN CAN BE IDENTIFIED BY THE USE OF TERMS SUCH AS "MAY," "WILL," "EXPECT," "ANTICIPATE," "ESTIMATE," "SHOULD", "COULD", "EXPERTS", "PLANS", "BELIEVES", "PREDICTS", "POTENTIAL", OR "CONTINUE," OR THE NEGATIVE THEREOF. SUCH FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE MADE. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND OTHER FACTORS BEYOND THE CONTROL OF THE COMPANY THAT COULD CAUSE ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE, ACHIEVEMENTS, AND EVENTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OF OPERATIONS, LEVELS OF ACTIVITY, PERFORMANCE, ACHIEVEMENTS, AND EVENTS AND ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE, ACHIEVEMENTS AND EVENTS IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THESE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED UNDER THE CAPTION "RISK FACTORS" IN ITEM 1 OF THIS FORM 10-KSB. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, THE COMPANY CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE, ACHIEVEMENTS, OR EVENTS.
 MOREOVER, NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY OR COMPLETENESS OF SUCH STATEMENTS. THE COMPANY DISCLAIMS ANY OBLIGATION TO REVISE ANY FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENT OR TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS.

                                 PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Overview
--------

     Versailles Capital Corporation together with its subsidiaries (the "Company" or the "Registrant") was incorporated under the laws of Colorado on December 31, 1986. From 1991 through February 22, 1999, the Company was inactive aside from seeking a business combination candidate.

History
-------

     The Company was incorporated under the name "Man O'War, Inc."
Pursuant to a Registration Statement filed and declared effective by the Securities and Exchange Commission in 1987, the Company completed an initial public offering of 30,000,000 Units, each Unit consisting of two
(2) shares of $.0001 par value Common Stock and one (1) Class A Warrant, at a price of $.02 per Unit.

     Effective October 4, 1988, the Company completed the acquisition of one hundred percent (100%) of the outstanding common stock of Reduction Technologies, Inc. ("RTI"), a Texas corporation, in exchange for 369,000,000 shares of its $0.0001 par value common stock. This transaction resulted in a change of control of the Company. In 1991, RTI sold all of its assets to a third party for cash and utilized the cash to retire its liabilities. In 1993, RTI was dissolved and ceased to exist. From 1991 through February 22, 1999, the Company did not engage in any business operations or activities.

     In 1989, the Company ceased to be a reporting company under Section 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange
Act") due to its inability to audit the financial statements of RTI. While the Company's Common Stock traded for a brief period of time on the over-the-counter market and was quoted in the "Pink Sheets" published by the National Quotations Bureau, Inc., no public trading market for the Company's Common Stock existed from 1989 through February 23, 1999. The Company had no business operations or activities during that period other than its efforts to identify and consummate a merger or acquisition. As a result it was deemed a "blank check" company within the meaning of the Penny Stock Reform Act of 1990.

     On November 5, 1996, the Company amended its charter to (i) change its name to "Versailles Capital Corporation" and (ii) effect a one-for-five hundred (1-for-500) reverse split of its Common Stock, changing its par value to $.05 per share.

     British Lion Medical, Inc. ("British Lion") was incorporated in California in August 1997 and commenced operations on April 10, 1998. British Lion was engaged in the pharmaceutical research business with the primary purpose of developing Cytolin(R), a drug designed to protect the immune system, especially in patients suffering from Human Immunodeficiency Virus ("HIV"). The Company believes that Cytolin(R) is an important drug for the growing number of patients who have not been receiving treatment, for those who are on multi-drug therapy, and for those who have become resistant to drugs currently used to treat the HIV/AIDS virus.

     On February 17, 1999, the Company, British Lion and Amerimmune, Inc. ("Amerimmune"), a wholly owned subsidiary of the Company, entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement on February 23, 1999, British Lion's then current shareholders acquired approximately 97% of the issued and outstanding voting shares of the Company and the Company acquired all of the issued and outstanding shares of British Lion through a merger of British Lion with and into Amerimmune, with Amerimmune as the surviving corporation (the "Transaction"). For financial reporting purposes, the Transaction has been accounted for as a reverse acquisition whereby British Lion is deemed to have acquired the Company. In connection with the Transaction, Amerimmune succeeded to the business of British Lion and became engaged in the pharmaceutical research business with the primary purpose of developing Cytolin(R).

Background
----------

     Allen D. Allen, developed a family of monoclonal antibodies, one of which is called Cytolin(R), that block certain adhesion molecules on one of the disease fighting cells of the immune system, thereby protecting the immune system's ability to keep itself functioning effectively. On the basis of scientific evidence gathered through 1993, Allen discerned that adhesion molecules appearing on certain white blood cells of individuals infected with Human Immunodeficiency Virus ("HIV") cause such cells to destroy CD4 cells, eventually resulting in the syndrome known as Acquired Immune Deficiency Syndrome ("AIDS"). Adhesion molecules appear in large numbers on the killer-type T cells of the immune system that proliferate in HIV-infected persons. In general, killer cells that carry an abundance of adhesion molecules tend to turn the human immune system against itself. Cytolin(R) keeps the immune system in check by blocking predetermined adhesion molecules on killer-type T cells.

     AIDS is a disease caused by HIV. First described as an infectious disease in the early 1980s, HIV has infected over 20 million persons worldwide and about 900,000 in the United States. This retrovirus infects some of the body's immune system cells and eventually causes the immune system to damage itself, reducing the ability of the immune system to protect the body against fungal, bacterial, parasitic and viral organisms, as well as several types of cancer. The medical community generally believes that most people who become infected with HIV will eventually develop AIDS and die.

     Mr. Allen and his associates formed CytoDyn of New Mexico, Inc., a New Mexico corporation ("CytoDyn NM"), for the purposes of developing his theory and a drug which could diminish destruction of CD4 cells. CytoDyn NM raised and spent approximately $1,200,000 for development and testing of Cytolin(R). In 1994, Mr. Allen granted CytoDyn NM an exclusive worldwide license to use the patent rights and technology to Cytolin(R). In addition, CytoDyn NM obtained a trademark for Cytolin(R).

     In August 1998, Mr. Allen and CytoDyn NM entered into a Termination, Sale and Shareholder Agreement with Three R Associates, Inc., a California corporation ("Three R"), wherein: (i) CytoDyn NM agreed to relinquish the exclusive license to Cytolin(R) in exchange for 600,000 shares of British Lion's stock; and, (ii) Mr. Allen agreed to sell all United States patent and foreign patent rights and technological know-how underlying the drug, Cytolin(R), to Three R, in exchange for $1,350,000, payable quarterly over a fifteen year period, with a provision that Three R could abandon their patent rights with no further obligations after minimum payments aggregating $180,000.

     In October 1998, Three R entered into a License Agreement with British Lion, whereby British Lion received: (i) irrevocable, exclusive, worldwide rights to use all present and future patent rights, know-how and background technology of Three R, relating to the product Cytolin(R); and, (ii) a sublicense to the trademark Cytolin(R). British Lion issued Three R 3,075,000 shares of its stock upon execution of the License Agreement, and agreed to assume Three R's obligations under a consulting agreement between Three R and Mr. Allen. The License Agreement was contingent upon: (i) British Lion's entering into a management agreement with Western Center for Clinical Studies, Inc., a California corporation ("WCCS") for purposes of assisting British Lion in obtaining Food and Drug Administration (the "FDA") approval to market Cytolin(R) for commercial use; and, (ii) the completion of British Lion's merger with a publicly held company. These conditions have been satisfied. Lois Rezler, Daniel L. Azarnoff and Roy S. Azarnoff, each of whom is a director of the Company, collectively own 100%
of the issued and outstanding stock of WCCS and Three R.   In October 1998,
British Lion entered into a management agreement with WCCS which was subsequently ratified by a majority of the disinterested directors of the Company.

     In November and December 1998, British Lion sold 200,000 shares of its stock for a total of $300,000 to certain accredited investors, as that term is defined under Rule 501(a) of Regulation D of the Act ("accredited investors"), in a private offering exempt from registration under Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder (a "private offering"). The proceeds of the offering were used as short term working capital.

     In February 1999, British Lion sold 1,070,000 shares of its stock for a total of $3,210,000 to accredited investors in a private offering. The offering terminated on February 22, 1999 and funds were held in escrow until February 23, 1999, the Effective Date (as defined therein) of the Merger Agreement. The proceeds of this offering will be used for research of Cytolin(R).

     Testing of Cytolin(R)
     ---------------------

     Cytolin(R) was tested in toxicology studies where it was found safe to administer to humans. A number of physicians in the United States administered Cytolin(R) to their HIV-infected patients over the course of approximately three years. As results from this initial use became available, other physicians obtained and administered Cytolin(R) to their patients as well. Four of these physicians allowed an independent, professional monitor into their offices to inspect the medical records of 188 patients they had treated with Cytolin(R) once or twice a month over 18 months. Data was recorded and summarized and form part of the material presented to the FDA as an indication of the safety of Cytolin(R).

Overview of the FDA Approval Process
------------------------------------

     GENERAL. The manufacturing and marketing of the Company's proposed products and its research and development activities are and will continue to be subject to regulation by federal, state and local governmental authorities in the United States and other countries. In the United States, pharmaceuticals are subject to rigorous regulation by the FDA's Center for Biologicals Evaluation and Research, which reviews and approves the marketing of biological drugs. The Federal Food, Drug and Cosmetic Act, the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, labeling, storage, record keeping, advertising and promotion of the Company's potential products.

     APPROVAL PROCESS. The process of obtaining FDA approval for a new drug or biological ordinarily takes several years and generally involves the expenditure of substantial resources. The steps required before a new drug can be produced and marketed for human use include pre-clinical and clinical trials and the approval of a New Drug Application ("NDA"). However, the FDA offers an accelerated drug approval program for new drugs which treat serious or life-threatening illnesses. SEE "Accelerated Drug Approval".

     PRE-CLINICAL TESTING. A compound is subjected to extensive laboratory and animal testing to determine if it is safe and has the functionality for which its therapeutic use is intended. All animal safety studies must be performed under current good laboratory practices.

     INVESTIGATIONAL NEW DRUG ("IND"). Before human tests can begin, a drug sponsor must file an IND application with the FDA, showing how the drug and drug product(s) are made, the results of animal testing and a protocol describing the initial study in human beings. If the FDA does not reject or place an application "on hold" within 30 days, IND status ensues and permits a sponsor to undertake studies in human volunteer subjects.

     HUMAN TESTING ("CLINICAL"). Under an IND, the human clinical testing program involves three phases. Clinical trials are conducted in accordance with protocols that detail the objectives of the study, the parameters to be used to monitor safety, the efficacy criteria to be evaluated and the type of statistical analysis that will be done. Each protocol is submitted to the FDA as part of an IND filing or amendment. Each clinical study is conducted under the auspices of an independent Institutional Review Board ("IRB") for each institution at which a study will be conducted. The IRB considers, among other things, information on the product, ethical factors, informed consent documents, the risk to human subjects, and the potential benefits of therapy relative to risk.

     Phase I clinical trials are usually conducted on healthy volunteers to determine the maximum tolerated dose, adverse effects and pharmacokinetics of a product. Efficacy endpoints, even if surrogate measures, are also obtained if possible. Phase II studies are conducted on a statistically relevant number of patients having a specific disease to determine initial efficacy in humans for that specific disease, and possible adverse effects and safety risks. Phase III normally involves the pivotal trials of a drug, consisting of large-scale studies on patients with the disease for which the drug is intended, in order to evaluate the overall benefits and risks of the drug for the treated disease. In addition to a placebo, these studies may compare a Company's drug product with other available products. At the present time, two well-controlled clinical trials using a placebo, when ethical, for some subjects are required to establish efficacy and safety. Clinical studies are planned for Cytolin(R) to demonstrate safety and efficacy as required for FDA approval. The FDA continually reviews the clinical trial plans and results and may suggest design changes or may discontinue the trials at any time if significant safety or other issues arise. The data obtained from the IND studies are the basis for the official label or package insert that tells prescribing physicians about a drug product and how to use it appropriately.

     NEW DRUG APPLICATION ("NDA").    Upon completion of Phase III, a drug
sponsor may file an NDA containing all pre-clinical, pharmacology, toxicology and clinical trial data, and chemistry, manufacturing and control information that has been gathered, as well as all other information that is known from any other sources. The information must include essentially all the data collected during the IND phase (e.g. chemical structure and characterization of the drug, formula and manufacturing process, stability in the proposed packaging, animal and laboratory studies, results of all human tests, etc.) and proposed labeling. Once submitted, the FDA has 90 days to accept an application. If an application is accepted, the Company must pay the FDA approximately $200,000 as a user fee in order to continue with the review process.

     APPROVAL. Once an NDA is approved, the manufacturer is required to keep the FDA informed at all times regarding any adverse reactions to the product. Moreover, contract manufacturers that the Company may use must adhere at all times to current Good Manufacturing Practices ("GMP") regulations enforced by the FDA through its facilities inspection program. These facilities must pass a pre-approval plant inspection before the FDA will issue a pre-market approval of the product. The FDA may also require post-marketing testing (Phase IV) to support a conclusion of efficacy and safety of a product, or answer specific questions that arose during IND studies. Phase IV can involve significant expense. After FDA approval is obtained for the initial indication, further clinical trials are necessary to gain approval for the use of the product for additional indications.

     The testing and approval process is likely to require substantial time and effort, and there can be no assurance that any FDA approval of the Company's proposed products will be granted on a timely basis, if at all. The approval process is affected by a number of factors, primarily the adverse effects of a drug (safety) and its therapeutic benefits (efficacy). Additional preclinical or clinical trials of the Company's proposed products may be required during the FDA review period and may delay marketing approval, if any.

     The FDA may propose significant changes in the design, analysis and reporting of clinical studies conducted under INDs in response to the results of clinical studies by other companies. If significant changes are implemented, the costs associated with obtaining market approval of the Company's proposed products by the FDA are likely to be increased.

     Outside the United States, the Company will be subject to foreign regulatory requirements governing human clinical trials and marketing approval for its proposed products. Although the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursements vary widely from country to country, these differences have been minimized in Europe and Asia as a result of publication and acceptance of the International Committee on Harmonization guidelines.

Accelerated Drug Approval
-------------------------

     The FDA allows patients with serious and life-threatening diseases, such as HIV, to benefit from earlier access to important new drugs through an "accelerated drug approval" program. To be eligible for this program, products must treat serious or life-threatening illnesses and provide meaningful therapeutic benefits beyond existing treatments. Under this program, a significant new therapy could be approved for marketing at the earliest possible point at which its safety and effectiveness are reasonably established under existing law. For example, the approval of a drug could be accelerated by demonstrating a favorable effect on a well-documented surrogate endpoint to predict clinical benefit, instead of requiring that the drug demonstrate actual clinical benefit, which may take many months or years. Approval would be granted only if a sponsor agrees to conduct additional post-marketing studies to confirm the product's effectiveness and/or agrees to restrict distribution of the product. In addition, if further clinical trials do not bear out the product's effectiveness or if restricted distribution is inadequate to assure safe use, approval of the product would be withdrawn.

The Current Status of FDA Approval/Proposed Research and Development Plan
-------------------------------------------------------------------------

     The Company believes that the research and development effort invested in Cytolin(R) undertaken by Mr. Allen and his affiliated company has produced an existing base of data which, in the view of management, may reduce the time, risk and cost associated with commercializing this product. With the FDA's current accelerated drug approval program, the Company believes that the approval process for Cytolin(R) may be accelerated.

     A protocol has been submitted to the FDA, the drug has been manufactured and the Company may soon commence a tolerability, pharmacokinetics and dose-ranging study for Cytolin(R). Following the conclusion of the tolerability study, which the Company anticipates will be concluded approximately six to eight months after initiation (and assuming favorable results of such study), the FDA may grant approval to sell Cytolin(R) to HIV-infected persons while the Phase II/III study is on-going. Upon completion of the first study and with FDA approval, the Company will initiate a Phase II/III study to determine if the drug is effective for a wide range of patients and what side effects, if any, exist. Additional studies may or may not be required. Should one or more additional studies be required, these studies will involve more patients at a number of sites and will be designed to add data about Cytolin(R)'s effectiveness, side-effects and appropriate use. An NDA will be filed with the FDA as soon as feasible after all the information is assembled and analyzed including the last required study. Approval of an NDA will permit the Company to market Cytolin(R) through normal channels.

Manufacturing
--------------

     The Company does not have, and does not intend to establish, manufacturing facilities to produce its products. The Company plans to control its initial capital expenditures by using contract manufacturers to make its products. The Company believes that there are a sufficient number of high quality contract manufacturers available to fulfill its near-term production needs for both clinical and commercial uses.

     The manufacture of the Company's products by outside contractors will be subject to rigorous regulations, including the need to comply with the FDA's current GMP standards. As part of obtaining FDA approval for the product, each of the manufacturing facilities must be inspected, approved by and registered with the FDA. In addition to obtaining FDA approval of the prospective manufacturer's quality control and manufacturing procedures, domestic and foreign manufacturing facilities are subject to periodic inspection by the FDA and/or foreign regulatory authorities.

Patents
-------

     Cytolin(R) is protected by the following United States Method Patents:
Patent #5,424,066 granted June 13, 1995 to Mr. Allen; and Patent #5,651,970 granted July 29, 1997 to Mr. Allen, each of which will expire 17 years from the date of grant. For a description of certain patent risks that the Company is currently subject to, see Risk Factors "Patent and trade secret uncertainty."

Employees
---------

     As of March 31, 1999, the Company had one full-time and three part-time employees at its corporate headquarters in Woodland Hills, California.
The Company believes its employee relations are good.

     The WCCS agreement provides that WCCS will undertake and supervise the clinical testing requirements necessary for purposes of obtaining FDA approval to market Cytolin(R) for commercial use. Lois Rezler, Daniel L. Azarnoff and Roy S. Azarnoff are the officers, directors and sole shareholders of WCCS, as well as directors of the Company.

Risk Factors
------------

CLINICAL TRIAL RESULTS INCLUDING RESULTS FOR CYTOLIN(R) ARE UNPREDICTABLE

     Before obtaining regulatory approvals for the commercial sale of any of its products under development, the Company must demonstrate through preclinical studies and clinical trials that a product is safe and efficacious for use in each target indication. The Company's development efforts will be centered on the development of a new drug, Cytolin(R), which is being tested in patients suffering from HIV.  The Company currently contemplates announcing initiation of its Cytolin(R) clinical trials during the last half of 1999. No assurance can be given as to the ability of the Company to complete these trials on a timely basis or at all.  In addition, no assurance can be given as to the results of such
trials with respect to the safety or efficacy of Cytolin(R).   Moreover,
the results for the required preclinical studies and initial clinical trials of Cytolin(R) may not be predictive of results that will be obtained in large-scale testing. In addition, the Company can provide no assurance that it will view the results of testing of Cytolin(R) as sufficient to support continuing development of the proposed drug. Many biopharmaceutical companies have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. Because Cytolin(R) is the Company's only product in development and its primary asset, any adverse results from the Company's clinical trials would significantly adversely affect the Company's prospects and could result in a complete loss of value in the trading price of the Company's Common Stock.

EARLY STAGE COMPANY WITH NO REVENUES AND A HISTORY OF LOSES

     The Company has not yet generated any operating revenues. The Company has incurred losses since inception and has an accumulated deficit of $2,182,657 through March 31, 1999, and the Company expects to incur losses in the future. The Company cannot predict when marketing approvals for Cytolin(R) will be obtained, if ever. Even if such approvals are obtained, there can be no assurance that Cytolin(R) will be successfully commercialized.

     The Company expects its operating expenses to increase over the next several years as it funds development, clinical testing and other expenses of seeking FDA approval. The Company's ability to achieve a profitable level of operations is dependent in large part on obtaining regulatory approvals for its product, entering into agreements for product development and commercialization, and expanding from development into successful marketing, all of which will require significant amounts of capital. There can be no assurance that the Company will ever achieve a profitable level of operations.

PATENT AND TRADE SECRET UNCERTAINTY

     Patents, trademarks, copyrights and other proprietary rights are important to the Company's success and competitive position. Due to the length of time and expense associated with bringing new pharmaceutical products to market, there are benefits associated with acquiring products that are protected by existing patents or for which patent protection can be obtained. The Company has obtained a license for the exclusive, irrevocable, worldwide patent rights to develop and market Cytolin(R) from Three R. However, Three R has not recorded and, under the terms of the Termination, Sale and Shareholder Agreement between Three R and the inventor, Three R cannot, prior to September 2001, record its purchase of the patent rights to the product Cytolin(R) with the United States Patent and Trademark Office. The effect of this inability to record on the part of Three R means that the registered owner of the patent, the inventor, could sell such patent to another purchaser who could record such transfer and attempt to extinguish Three R's, and therefore the Company's, patent rights.

     Patents are not a guarantee of protection from competitors, especially in an area characterized by rapid advances, and enforcement of patents and proprietary rights in many countries can be expected to be problematic or unpredictable.

There can be no assurance that any patents issued or licensed to the Company or Three R will not be challenged, invalidated, infringed upon, or designed around by others or that the claims contained in such patents will not infringe the patent claims of others. Furthermore, there can be no assurance that others will not independently develop similar products. Although management believes that patents provide significant protection for the Company's product, the Company's business may be adversely affected by competitors who develop a substantially equivalent product. Patent litigation can be extremely expensive, and the Company may find that it or its licensor is unable to fund litigation necessary to defend its rights.

REGULATORY MATTERS COULD AFFECT THE COMPANY'S ABILITY TO CONDUCT ITS BUSINESS

     The production and marketing of the Company's products are subject to rigorous requirements by the FDA, by state regulatory authorities and also by comparable agencies in other countries. Products developed by the Company cannot be marketed commercially in any jurisdiction in which they have not been approved. Approval by United States authorities does not guarantee, nor at times even facilitate or expedite, approval in other countries. The process of conducting clinical trials and obtaining regulatory approval for a product typically takes a number of years and involves substantial expenditures. In addition, product approvals may be withdrawn or limited for noncompliance with regulatory standards or the occurrence of unforeseen problems following initial marketing. The Company may encounter significant delays or excessive costs in its efforts to secure and maintain necessary approvals or licenses. Future federal, state, local or foreign legislative or administrative acts could also prevent or delay regulatory approval of the Company's products. There can be no assurance that the Company will be able to obtain or maintain the necessary approvals for manufacturing or marketing the Company's products for proposed indications or that the data it obtains in clinical trials will be sufficient to establish the safety and efficacy of its products.

     Even if the Company obtains regulatory approval for Cytolin(R), identification of certain side effects after it is on the market or the occurrence of manufacturing problems could cause subsequent withdrawal of approval or require reformulation, additional testing, and changes in labeling of the product. The Company's inability to obtain or maintain requisite governmental approvals, the identification of side effects or other factors could delay or preclude the Company from further developing or marketing Cytolin(R), which would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is also subject to other regulations under numerous federal, state and local laws regarding, among other things, occupational safety, laboratory practices, the use and handling of radioisotopes and hazardous chemicals, prevention of illness and injury, environmental protection and hazardous substance control. Failure to comply with such regulations could have a material adverse effect on the Company's business, financial condition and results of operations.

THE COMPANY WILL BE REQUIRED TO OBTAIN ADDITIONAL FINANCING

     The Company may require substantial and increasing amounts of funds to conduct necessary research and development and preclinical and clinical testing of its products, and to market any products which may receive regulatory approval. The Company's ability to meet its cash obligations as they become due and payable is expected to depend for at least the next several years on its ability to obtain equity and/or debt capital. There can be no assurance that the Company will be successful in raising the necessary funds on commercially acceptable terms, if at all. The Company's future capital requirements will depend upon many factors, including progress with preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; competing technological and market developments; the ability of the Company to establish collaborative arrangements; and effective commercialization and marketing activities. In any event, the Company may incur negative cash flows and net losses for the foreseeable future. If the Company raises additional funds through the issuance of equity securities, the percentage ownership of its then-current shareholders may be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of common shares. If the Company raises additional funds through the issuance of debt securities, these new securities would have certain rights, preferences and privileges senior to those of the holders of common shares.

     The Company may require significant capital in order to complete the FDA approval process and New Drug Application Phase. Additional funds will be sought, most likely through sale of equity or debt securities. If adequate funds are not available, the Company may delay, scale back or eliminate certain programs, or may seek funds through collaborative arrangements with strategic partners or others. Such arrangements could require relinquishment of rights to certain technologies, products or markets which it would not otherwise relinquish.

THE COMPANY COULD SUSPEND OPERATIONS IF SUFFICIENT FUNDS ARE NOT AVAILABLE

     The Company may experience cash flow difficulties from time to time due to its substantial capital needs. For the foreseeable future, the Company's ability to meet its cash obligations as they become due and payable will depend on its ability to obtain debt and/or equity funding. In the event that the Company can not raise sufficient capital when needed to sustain or expand its operations, the Company would suspend research and development activities.

THE PHARMACEUTICAL INDUSTRY IS CHARACTERIZED BY INTENSE COMPETITION AND IS SUBJECT TO RAPID AND SIGNIFICANT TECHNOLOGICAL CHANGE

     Rapid technological developments may cause the Company's products to become obsolete before the Company recoups all or any portion of the related expenses. The Company's competitors include major pharmaceutical companies, biotechnology firms and universities and other research institutions, both in the United States and abroad, which are actively engaged in research and development of products in the therapeutic areas being pursued by the Company. Most of the Company's competitors have substantially greater financial, technical, manufacturing, marketing and human resource capabilities than the Company. In addition, many of the Company's competitors have significantly greater experience in testing new or improved therapeutic products and obtaining regulatory approval of products. Accordingly, the Company's competitors may succeed in obtaining regulatory approval for products more rapidly than the Company. If the Company commences significant commercial sales of its products, it will also be competing with respect to manufacturing efficiencies and marketing capabilities, areas in which it has no experience.

THE COMPANY IS DEPENDENT ON PRINCIPAL MEMBERS OF ITS MANAGEMENT TEAM

     The Company is significantly dependent on its officers and directors. If the Company fails to retain the services of one or more of these individuals, the Company's operations may be adversely affected. The Company does not have key man insurance on any of its officers or directors. Companies in the pharmaceutical and health care industries compete intensely for qualified personnel. The Company's inability to retain its existing personnel or to hire additional qualified employees would have a material adverse effect on the Company's business.

THE COMPANY IS DEPENDENT ON KEY CONTRACTS THAT ARE WITH ENTITIES CONTROLLED BY MEMBERS OF ITS MANAGEMENT TEAM

     The Company entered into a management agreement with WCCS for purposes of assisting the Company in obtaining FDA approval necessary to market the Company's product, Cytolin(R) for commercial use. Although the Company believes it could have contracted with other companies for comparable services, the Termination, Sale and Shareholder Agreement by and among Three R, Allen D. Allen and CytoDyn of New Mexico which conveys the patents relating to Cytolin(R) to Three R, required the Company to enter into the abovementioned management agreement as a condition to Three R's granting the Company an exclusive worldwide license to develop the product.

     Three R and WCCS are controlled by Directors of the Company, Lois Rezler, Daniel L. Azarnoff and Roy S. Azarnoff. The Company will be obligated to provide certain funding, including funding for the development and testing of the product, at specified times. There can be no assurance that the Company will be able to meet future payments or funding obligations under the WCCS agreement, which would have a material adverse effect on the Company.

CHANGES IN U.S. REGULATION OF PHARMACEUTICALS AND REIMBURSEMENT POLICIES COULD AFFECT THE COMPANY

     Government health administration authorities, together with private health insurers, increasingly are attempting to contain health care costs by limiting the price or reimbursement levels for medical products and services, and private health insurers are increasingly demanding data to justify the inclusion of new products in their formularies. There can be no assurance that the Company's products, if and when marketed, will be included in the formularies of private health insurers or what level of reimbursement, if any, the Company will receive for its products from such private health insurers or the government. In certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, there have been a number of federal and state proposals to implement similar government controls or otherwise significantly reform the existing health care system. Due to uncertainties as to the ultimate features of this or any other reform initiatives that may be enacted, the Company cannot predict which, if any, of such reform proposals will be adopted, when they may be adopted, or what impact they may have on the Company. It is possible that any legislation which is enacted will include provisions resulting in price limits, utilization controls or other consequences that may adversely affect the Company.

ADEQUATE PRODUCT LIABILITY INSURANCE MAY NOT BE AVAILABLE

     The Company's business will expose it to potential product liability risks which are inherent in the testing, manufacturing, marketing and sale of pharmaceutical products, and product liability claims may be asserted against the Company. The Company currently does not have product liability insurance. Product liability insurance for the pharmaceutical industry generally is expensive to the extent that it is available at all. There can be no assurance that adequate insurance coverage will be available at acceptable costs, if at all, or that a product liability claim would not adversely affect the business or financial condition of the Company.

THE COMPANY IS DEPENDENT ON ITS SUPPLIERS

     The Company currently is able to purchase certain key components for its product candidate only from single suppliers. These suppliers are subject to many strict regulatory requirements. There can be no assurance that these suppliers will comply, or have complied, with applicable regulatory requirements or that they will otherwise continue to supply the Company with the key components for its product candidate. In the event that suppliers are unable or refuse to supply the Company, or will supply the Company only at a prohibitive cost, there can be no assurance that the Company could access additional sources at acceptable prices, on a timely basis, or at all.

THE COMPANY'S SUCCESS IS DEPENDENT ON LOCATING ADDITIONAL COLLABORATIVE
PARTNERS

     The Company's strategy for the research, development and commercialization of its product candidate has required, and will continue to require, the Company to enter into various arrangements with corporate and academic collaborators, licensors, licensees and others, and the Company will, therefore, be dependent upon the success of these parties in performing their responsibilities and obligations. There can be no assurance that the Company will be able to enter into collaborative arrangements or license agreements that the Company deems necessary or appropriate to develop and commercialize its product candidate, or that any or all of the contemplated benefits from such collaborative arrangements or license agreements will be realized. Failure to obtain such arrangements or agreements could result in delays in marketing the Company's product candidate or the inability to proceed with the development, manufacture or sale of the product candidate. Certain of the collaborative arrangements that the Company currently has or may enter into in the future may place responsibility on the collaborative partner for preclinical testing, clinical trials and/or preparation and submission of applications for regulatory approval of potential pharmaceutical or other products. Should a collaborative partner fail to develop or commercialize successfully any product candidate to which it has rights, the Company's business, financial condition and results of operations could be materially and adversely affected. There can be no assurance that collaborators will not pursue alternative technologies or product candidates either on their own or in collaboration with others, including the Company's competitors, as a means for developing treatments for the diseases or disorders targeted by the Company's collaborative arrangements. Collaborative arrangements may also require the Company to meet certain regulatory, research or other development milestones and expend minimum levels of funds, and there can be no assurance that the Company will be successful in doing so. Failure of the Company to meet its obligations under its collaborative arrangements could result in a termination of those arrangements and could have a material adverse effect on the Company's business, financial condition and results of operations.

THE MARKET PRICE OF THE COMPANY'S SHARES WILL BE HIGHLY VOLATILE

     The market price of the Company's common shares has been and is likely to continue to be highly volatile, and an investment in these securities involves substantial risks. The market prices for securities of biotechnology companies (including the Company) have been highly volatile, and the stock market from time to time has experienced significant price and volume fluctuations that may be unrelated to the operating performance of a particular company. A number of factors could result in the Company's failure to meet the expectations of securities analysts or investors and may have a significant impact on the price of the Company's common shares. Such factors include, but are not limited to, announcements by the Company or its competitors of clinical results, technological innovations, product sales, new products or product candidates, developments or disputes concerning patent, license or proprietary rights, regulatory developments affecting the Company's products, as well as market conditions for emerging growth companies and biopharmaceutical companies, economic and other internal and external factors and period-to-period fluctuations in results of operations.

THE COMPANY HAS NO SALES AND MARKETING EXPERIENCE

     The Company intends to sell certain of its products, if successfully developed and approved, through sales and marketing partnership arrangements. However, the Company does not expect to establish sales capability for at least the next few years. The Company has no history or experience in sales or distribution. To sell its product, the Company must obtain the assistance of another company. There can be no assurance that the Company will be able to establish sales and distribution capabilities or succeed in gaining market acceptance for its product. If the Company enters into co-promotion agreements with established pharmaceutical companies, the Company's revenues will be subject to the payment provisions of such arrangements and dependent on the efforts of third parties. There can be no assurance that the Company's collaborators will effectively market the Company's potential product, and the inability of the Company's collaborators to do so could have a material adverse effect on the business and financial condition of the Company.

THE COMPANY IS SUBJECT TO ENVIRONMENTAL REGULATIONS

     The Company and the third parties that currently manufacture the Company's proposed products are subject to federal, state and local laws and regulations governing the use, generation, manufacture, storage, discharge, handling and disposal of materials and wastes which are classified as "hazardous." There can be no assurance that the Company or its third party manufacturers will not be required to incur significant costs to comply with environmental laws, the Occupational Safety and Health Act, and state, local and foreign counterparts to such laws, rules and regulations if its manufacturing and research activities are increased or that the operations, business and future profitability of the Company will not be adversely affected by current or future laws, rules and regulations. The risk of accidental contamination or injury from hazardous materials cannot be eliminated. In the event of such an accident, and if the Company is held liable for any damages that result, any such liability could exceed the resources of the Company. In any event, the cost of defending claims arising from such contamination or injury could be substantial. In addition, the Company cannot predict the extent of the adverse effect on its business or the financial and other costs that might result from any new government requirements arising out of future legislative, administrative or judicial actions.

THE COMPANY MAY HAVE LIABILITIES RELATED TO PRIOR OPERATIONS

     The Company and its predecessors conducted operations in the 1980's and early 1990's. The current management has performed only a limited review of the Company or its subsidiaries operations prior to the Transaction to determine the existence or extent of any prior liabilities. Any existing liabilities of the Company at the time of the Transaction could exceed the Company's current assets and have a material adverse effect on the Company's ability to continue operations.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company's office facilities are located in Woodland Hills, California. Beginning February 1, 1999, the facilities were rented under the terms of a three year noncancellable operating lease agreement assigned to the Company by an affiliate, WCCS. The initial monthly base rent of $3,040, is scheduled to increase to $3,337 during the term of the lease.

     The Company's investment policies are currently limited to research and development expenditures to obtain FDA approval to market Cytolin(R) and other immune therapies as well as additional pharmaceutical compounds. The Company invests excess cash with high quality financial institutions. All investments are made primarily for income. The Company does not invest in real estate or related assets. Changes in investment policies are within the discretion of the Board of Directors.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not a party to any legal proceedings which management believes are not routine and incidental to its business or which are material, and there are no such proceedings which are known to be contemplated for which the Company anticipates a material risk of loss.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1999.

                                 PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information
------------------

     The Company's Common Stock began trading on the Electronic Bulletin Board on February 24, 1999, under the trading symbol "VSCC." The following table sets forth the high and low bid prices for the Company's Common Stock from February 24, 1999. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions. The information presented has been derived from the National Quotation Bureau, LLC Library.

                                        High           Low
1999 Fiscal Year                        Bid            Bid
----------------                        ---            ---

Fourth Quarter                          $3.1250        $1.1250

2000 Fiscal Year
----------------

First Quarter (through May 31, 1999)    $2.5625        $2.1875

     On May 31, 1999, the last reported bid and asked prices for the Common Stock were $2.3750 and $2.6250, respectively.

Holders
-------

     As of May 31, 1999, the Company had approximately 700 holders of record of the Company's Common Stock.

Dividends
---------

     The payment of dividends by the Company is within the discretion of its Board of Directors and depends in part upon the Company's earnings, capital requirements, debt covenants and financial condition. Since its inception, the Company has not paid any dividends on its Common Stock and does not anticipate paying such dividends in the foreseeable future. The Company intends to retain earnings, if any, to finance its operations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

     Some of the statements made in this Form 10-KSB and the documents incorporated herein by reference that are not historical facts, such as anticipated results of clinical trials, may constitute "forward-looking statements," which forward looking statements are made pursuant to the safe harbor provisions in the federal securities laws. These statements often can be identified by the use of terms such as "may," "will," "expect," "anticipate," "estimate," "should", "could", "experts", "plans", "believes", "predicts", "potential", or "continue," or the negative thereof. Such forward-looking statements speak only as of the date made. Forward-looking statements are subject to risks, uncertainties and other factors beyond the control of the Company that could cause actual results, levels of activity, performance, achievements, and events to differ materially from historical results of operations, levels of activity, performance, achievements, and events and any future results, levels of activity, performance, achievements and events implied by such forward-looking statements. These risks include, but are not limited to, those discussed under the caption "Risk Factors" in Item 1 of this Form 10-KSB. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, achievements, or events. Moreover, neither the Company nor any other person assumes responsibility for the accuracy or completeness of such statements. the Company disclaims any obligation to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Plan of Operation
-----------------

     The Company (for purposes of this section, the term the "Company" includes the predecessor entity to its current operations, British Lion) is a development stage pharmaceutical research company and has not generated any revenues from operations for the period from April 10, 1998 (the date that British Lion commenced operations) through March 31, 1999. The Company is engaged in the pharmaceutical research business with the primary purpose of developing Cytolin(R), a drug designed to protect the immune system, especially in patients suffering from Human Immunodeficiency Virus
(HIV). The Company believes that Cytolin(R) is an important drug for the growing number of patients who have not been receiving treatment, for those who are on multi-drug therapy, and for those who have become resistant to drugs currently used to treat the HIV/AIDS virus. The Company intends to seek governmental approval from the Food and Drug Administration ("FDA") for Cytolin(R). The Company expects FDA approval for regular sales of Cytolin(R) to take at least three years. The Company has devoted substantially all of its resources to the acquisition of a license, research and development of Cytolin(R), and expenses related to the startup of its business. The Company has been unprofitable since inception and expects to incur substantial additional operating losses for the next twelve months, as well as for the next few years, as it increases expenditures on research and development and allocates significant and increasing resources to clinical testing, marketing and other activities.

     In November and December 1998, the Company sold 1,426,790 shares of its stock (at approximately $0.21 per share), for gross proceeds of $300,000, to certain accredited investors in a private placement. In December 1998, the Company began another private placement of common stock to accredited investors, which was completed on February 22, 1999. The subsequent private placement was made on a minimum/maximum "best efforts" basis. The Company raised the maximum amount of gross proceeds of $3,210,000 (7,633,364 shares at approximately $0.42 per share) and paid cash private placement expenses of $159,698. Net cash proceeds from the private placement aggregated $3,050,302. The Company believes that its success in these private placements will enable it to satisfy its cash requirements without the need to raise additional funds during the next twelve months. The Company anticipates that it will commence a tolerability, pharmacokinetic and dose-ranging study for Cytolin(R) now that a protocol has been submitted to the FDA and the drug has been manufactured and tested. The Company estimates that it may require significant additional funding over the next three years to successfully complete the FDA approval process. The Company does not presently anticipate any purchase or sale of plant and significant equipment or any significant changes in the number of employees over the next 12 months.

     It is not possible to predict the success of management's efforts to raise sufficient capital to fund future operations. If management is unable to achieve its goals, the Company may find it necessary to undertake actions as may be appropriate to continue operations and meet its financial commitments.

     In October 1998, the Company entered into a three year management agreement for $585,000 per year with WCCS. The agreement is scheduled to expire on February 23, 2002. The management agreement provides services by WCCS to the Company for the purpose of assisting the Company in obtaining FDA approval to market Cytolin(R) for commercial use.

Results of Operations
---------------------

     From April 10, 1998 to March 31, 1999, the Company has incurred expenses of $422,293, in research and development expenses, $1,769,311 in general and administrative expenses and $8,947 net in interest income and other expenses, resulting in a loss of $2,182,657 (which included significant non-cash, general and administrative expenses aggregating $1,498,500 related primarily to issuance of securities in exchange for services) for the period ended March 31, 1999. The expenses incurred during this period relate primarily to the commencement of business operations, the acquisition of a license, fundraising activities and merger expenses.

     The Company's activities to date are not as broad in depth or scope as the activities it must undertake in the future, and the Company's historical operations and financial information are not indicative of its future operating results or financial condition or its ability to operate profitably as a commercial enterprise if and when it succeeds in bringing any product to market.

Capital Resources and Liquidity
-------------------------------

     From the commencement of operations of April 10, 1998 to March 31, 1999, the Company had no operating revenues and incurred a net loss of $2,182,657. At March 31, 1999, the Company had working capital of $2,495,966. The Company requires significant capital to conduct the research and development and preclinical and clinical testing of Cytolin(R) that is necessary in order to complete the FDA approval process.
Management of the Company does not expect to generate revenue from operations within the next year. The Company's continued existence and its ability to fund its future operations and meet its financial obligations is dependent on its ability to obtain additional equity or debt financing.

     In December 1998, the Company entered into a letter of intent with a manufacturer to begin the production and testing of the drug Cytolin(R). The Company advanced the manufacturer $85,000 through March 31, 1999 to commence the manufacturing process while a contract was being negotiated and developed between the parties. At March 31, 1999, the agreement had not been finalized. However, the Company has agreed to pay a total of $280,000 to the manufacturer (of which $85,000 has already been paid) in periodic installments through December 31, 1999. The manufacturer has successfully completed the majority of the work it agreed to perform and continues to work on the remaining tasks.

     In October, 1998, the Company entered into a Patent and Trademark License Agreement (the "Agreement") with Three R. The Company was granted an irrevocable, exclusive, worldwide license to use all present and future patent rights, know-how and background technology owned by Three R relating to the product, Cytolin(R). In addition, the Agreement granted the Company a sublicense to the trademark Cytolin(R). The Agreement was consummated simultaneously with the Company's acquisition of British Lion. The Company issued 21,936,981 shares of its common stock at $.001 per share to Three R upon execution of the Agreement, and the Company also agreed to assume Three R's obligations to pay Mr. Allen $1,350,000, payable quarterly over a fifteen year period, and fees of $10,000 per year for consulting services under the agreements discussed above between Three R and Mr. Allen. The Company could abandon their patent rights with no further obligations after minimum payments aggregating $180,000 to Allen, with one year's notice beginning February 23, 2000.

Effect of Inflation and Foreign Currency Exchange
-------------------------------------------------

     The Company has not experienced material unfavorable effects on its results of operations due to currency exchange fluctuations with any foreign suppliers or material unfavorable effects upon its results of operations as a result of domestic inflation.

Year 2000 Issue
---------------

     The Company's management believes that the Company will not be materially adversely affected by the computer software Year 2000 issue. The Company's systems do not have significant exposure to the Year 2000 issue. The Company's vendors and suppliers may have some exposure to the issue but at this time, management does not anticipate a material adverse impact on the Company's operations.

ITEM 7.  FINANCIAL STATEMENTS.

     The information required by this item is incorporated herein by reference to the financial statements listed in Item 13. (a) of Part III of this Form 10-KSB Annual Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The information required by this Item was previously reported in the Company's Form 8-K as filed on March 29, 1999, which is incorporated herein by reference.


                                PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The information required by this item will be contained in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on August 6, 1999 to be filed with the Securities and Exchange Commission within 120 days after March 31, 1999 and incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION.

     The information required by this item will be contained in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on August 6, 1999 to be filed with the Securities and Exchange Commission within 120 days after March 31, 1999 and incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item will be contained in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on August 6, 1999 to be filed with the Securities and Exchange Commission within 120 days after March 31, 1999 and incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item will be contained in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on August 6, 1999 to be filed with the Securities and Exchange Commission within 120 days after March 31, 1999 and incorporated herein by reference.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as a part of this Form 10-KSB:

     Index to Consolidated Financial Statements

     Report of Independent Auditors
     Consolidated Balance Sheet - March 31, 1999

     Consolidated Statement of Operations - For the Period from April 10, 1998 (Inception) Through March 31, 1999

     Consolidated Statement of Changes in Stockholders' Equity - For the Period from April 10, 1998 (Inception) Through March 31, 1999

     Consolidated Statement of Cash Flows - For the Period from April 10, 1998 (Inception) Through March 31, 1999

     Notes to Consolidated Financial Statements

       Exhibits required to be filed are listed below and, except where incorporated by reference, immediately follow the Financial Statements.

Exhibit
Number    Description
------    -----------

2.1 Agreement and Plan of Merger, dated February 17, 1999, by and among Versailles Capital Corporation, Amerimmune, Inc. and British Lion Medical, Inc. (2)

3.1       Amended and Restated Articles of Incorporation.(1)

3.2       Amended and Restated By-Laws.(1)

3.3 Articles of Merger, as filed with the Colorado Secretary of State on February 23, 1999.(2)

10.1      Patent and Trademark License Agreement between British Lion
          Medical, Inc. and Three R Associates, Inc., dated October 24, 1998.(2)

10.2 Termination, Sale and Shareholder Agreement by and among Three R Associates, Inc., Allen D. Allen and CytoDyn(R) of New Mexico, Inc., dated August 1, 1998. (2)

10.3 Management Agreement between British Lion Medical, Inc. and WCCS, Inc., dated October 24, 1998. (2)

10.4 Subscription, Share Restriction and Proxy Agreement between British Lion Medical, Inc. and Allen D. Allen, dated October 23, 1998. (2)

10.5 Versailles Capital Corporation 1998 Omnibus Stock Incentive Plan as amended and restated through February 23, 1999.

16.0      Letter on change in certifying accountant. (3)

27        Financial Data Schedule.
__________________________________________________________________________
(1) Incorporated by reference to the Registrant's Registration Statement on Form 10-SB, Registration No. 0-22865, as filed with the Commission on July 22, 1997, and amended on Form 10-SB/A-1, filed with the Commission on February 25, 1998.

(2) Incorporated by reference from the like numbered exhibits filed with the Registrant's Current Report on Form 8-K, as amended, dated March 10, 1999.

(3) Incorporated by reference from the like numbered exhibit filed with the Registrant's Current Report on Form 8-K, dated March 29, 1999.

(b) Reports on Form 8-K.

    During the last quarter covered by this report, the Company filed Current Reports on Form 8-K as follows:

    (i)   Form 8-K, dated January 12, 1999, reporting under Item 1 of such form.
    (ii) Form 8-K, dated February 23, 1999, reporting under Item 5 of such form.
    (iii) Form 8-K, dated March 10, 1999, reporting under Items 1, 2, 5 and 7 of such form.
    (iv) Form 8-K, dated March 29, 1999, reporting under Items 4 and 7 of such form.
    (v) Form 8-K/A, dated April 7, 1999 amending Form 8-K dated March 10, 1999, reporting under Items 5 and 7 of such form.

                              SIGNATURES
                              ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: June 28, 1999                VERSAILLES CAPITAL CORPORATION



                                   By: /s/ O.B. Parrish
                                       ----------------
                                       O.B. Parrish,
                                       Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signatures                      Title                          Date
    ----------                      -----                          ----

/s/ O.B Parrish           Chairman of the Board and Director     June 28, 1999
------------------------
O.B. Parrish

/s/ Michael A. Davis      President, Chief Executive Officer,    June 28, 1999
------------------------  and Director
Michael A. Davis, M.D., Sc.D., M.B.A.

/s/ Wellington A. Ewen    Chief Financial Officer                June 28, 1999
------------------------
Wellington A. Ewen, M.B.A., C.P.A.

/s/ Pamela M. Kapustay    Vice-President of Operations           June 28, 1999
------------------------
Pamela M. Kapustay, R.N., M.N.

/s/ Roy S. Azarnoff       Secretary, Treasurer and Director      June 28, 1999
------------------------
Roy S. Azarnoff, Ph.D.

/s/ Daniel L. Azarnoff    Director                               June 28, 1999
------------------------
Daniel L. Azarnoff, M.D.

/s/ Kimberlie L. Cerrone  Director                               June 28, 1999
------------------------
Kimberlie L. Cerrone

/s/ Lois Rezler           Director                               June 28, 1999
------------------------
Lois Rezler, Ph.D.

                     Versailles Capital Corporation
                      (A Development Stage Company)

        Period from April 10, 1998 (Inception) to March 31, 1999




               Index to Consolidated Financial Statements


Report of Independent Auditors . . . . . . . . . . . . . . . . . . .  F-2

Consolidated Balance Sheet - March 31, 1999. . . . . . . . . . . . .  F-3

Consolidated Statement of Operations - For the Period from
     April 10, 1998 (Inception) Through March 31, 1999 . . . . . . . .F-4

Consolidated Statement of Changes in Stockholders' Equity - For
     the Period from April 10, 1998 (Inception) Through
     March 31, 1999. . . . . . . . . . . . . . . . . . . . . . . . . .F-5

Consolidated Statement of Cash Flows - For the Period from
     April 10, 1998 (Inception) Through March 31, 1999 . . . . . . . .F-6

Notes to Consolidated Financial Statements . . . . . . . . . . . . . .F-7

                     Report of Independent Auditors



To The Board of Directors and Stockholders
Versailles Capital Corporation

We have audited the accompanying consolidated balance sheet of Versailles Capital Corporation (a development stage company) as of March 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the period from April 10, 1998 (date of inception) to March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on the audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Versailles Capital Corporation as of March 31, 1999 and the results of its consolidated operations and its cash flows for the period from April 10, 1998 (date of inception) to March 31, 1999, in conformity with generally accepted accounting principles.



                                   /s/ Ernst & Young LLP
                                   ---------------------
                                   Ernst & Young LLP


Woodland Hills, California
May 25, 1999

                    VERSAILLES CAPITAL CORPORATION
                     (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED BALANCE SHEET
                            MARCH 31, 1999

                                 ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                    $   2,614,523
  Advances to an affiliate                                            46,581
  Current portion of prepaid management fees
   - affiliated corporation                                           73,125
  Other current assets                                                20,275
                                                             ---------------

          TOTAL CURRENT ASSETS                                     2,754,504
                                                             ---------------

PROPERTY AND EQUIPMENT, AT COST
  Office furniture and equipment                                      26,891
  Leasehold improvements                                               3,742
                                                             ---------------
                                                                      30,633
                                                             ---------------

OTHER ASSETS
  Prepaid management fees - affiliated corporation                   140,156
  Deposits                                                             3,040
                                                             ---------------
                                                                     143,196
                                                             ---------------

          TOTAL ASSETS                                         $   2,928,333
                                                             ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                             $     114,597
  Accrued liabilities                                                143,941
                                                             ---------------
          TOTAL CURRENT LIABILITIES                                  258,538
                                                             ---------------

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY
  Preferred stock $0.10 par value, 50,000,000 shares           $         -
     authorized, no shares issued or outstanding
  Common stock $0.05 par value, 100,000,000 shares
     authorized, 43,042,856 shares issued and outstanding          4,852,452
  Deficit accumulated during the development stage                (2,182,657)
                                                             ---------------

          TOTAL STOCKHOLDERS' EQUITY                           $   2,669,795
                                                             ---------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                               $   2,928,333
                                                             ===============

                                   F-3
See accompanying notes

                    VERSAILLES CAPITAL CORPORATION
                     (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF OPERATIONS
        FOR THE PERIOD FROM APRIL 10, 1998 (Date of Inception)
                           TO MARCH 31, 1999


COSTS AND EXPENSES
  Research and development                                     $     422,293
  General and administrative                                       1,769,311
                                                             ---------------

          OPERATING LOSS                                          (2,191,604)

OTHER INCOME (EXPENSE)
  Interest income                                                     10,188
  Interest expense                                                      (441)
                                                             ---------------

                                                                       9,747
                                                             ---------------

LOSS BEFORE PROVISION
  FOR INCOME TAXES                                                (2,181,857)

PROVISION FOR INCOME TAXES                                               800
                                                             ---------------

NET LOSS                                                       $  (2,182,657)
                                                             ===============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                  $       (0.08)
                                                             ===============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING - BASIC AND DILUTED                                 28,067,000
                                                             ===============







                                   F-4
See accompanying notes

                    VERSAILLES CAPITAL CORPORATION
                     (A DEVELOPMENT STAGE COMPANY)
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
        FOR THE PERIOD FROM APRIL 10, 1998 (Date of Inception)
                           TO MARCH 31, 1999


                                                                          DEFICIT
                                                  COMMON STOCK          ACCUMULATED
                                                  ------------           DURING THE
                                              NUMBER                    DEVELOPMENT
                                             OF SHARES       AMOUNT        STAGE          TOTAL
                                             ---------       ------        -----          -----
Issuance of common stock to founders on
  October 24, 1998 at $0.001 per share       24,077,174   $     3,650   $         -    $     3,650
Fair value of stock and an option issued
  on October 24, 1998 in exchange for
  services and trademark rights               7,704,696       814,000             -        814,000
Fair value of stock issued to prospective
  officers on October 24, 1998                  677,728       142,500             -        142,500
Issuance of common stock in a private
  placement in November and December
  1998 at $0.21 per share                     1,426,790       300,000             -        300,000
Fair value of stock and an option
  transferred by a principal stockholder
  on February 16, 1999 in exchange for
  services                                           -        452,000             -        452,000
Issuance of common stock in a private
  placement in February 1999 at $0.42 per
  share                                       7,872,352     3,050,302             -      3,050,302
Fair value of stock transferred to a
  prospective officer by a principal
  stockholder on February 23, 1999                   -         90,000             -         90,000
Merger of Versailles Capital Corporation      1,284,116            -              -             -
Net loss                                             -             -      (2,182,657)   (2,182,657)
                                            -----------   -----------    -----------   -----------

Balance, March 31, 1999                      43,042,856   $ 4,852,452    $(2,182,657)  $ 2,669,795
                                            ===========   ===========    ===========   ===========







                                   F-5
See accompanying notes

                    VERSAILLES CAPITAL CORPORATION
                     (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF CASH FLOWS
        FOR THE PERIOD FROM APRIL 10, 1998 (Date of Inception)
                           TO MARCH 31, 1999


CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                     $  (2,182,657)
                                                             ---------------

ADJUSTMENTS TO RECONCILE NET LOSS
 TO NET CASH USED BY OPERATING ACTIVITIES
  Noncash transactions:
  Fair value of stock and an option issued in
     exchange for services and trademark rights                      814,000
  Fair value of stock issued to prospective officers                 142,500
  Fair value of stock transferred to a prospective
     officer by a principal stockholder                               90,000
  Fair value of stock and an option transferred by a
     principal stockholder in exchange for services                  452,000
  Changes in assets and liabilities:
    Advances to an affiliate                                         (46,581)
    Other current assets                                             (20,275)
    Prepaid management fees                                         (213,281)
    Deposits                                                          (3,040)
    Accounts payable and accrued expenses                            258,538
                                                             ---------------
  Total adjustment                                                 1,473,861
                                                             ---------------

          NET CASH USED BY OPERATING ACTIVITIES                     (708,796)
                                                             ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Property and equipment                                             (30,633)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from sale of common stock                           3,353,952
                                                             ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS,
  March 31, 1999                                               $   2,614,523
                                                             ===============

SUPPLEMENTAL INFORMATION
  Cash paid for income taxes                                   $         800



                                   F-6
See accompanying notes

                    VERSAILLES CAPITAL CORPORATION
                     (A DEVELOPMENT STATE COMPANY)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS AND BASIS OF PRESENTATION

BUSINESS AND ORGANIZATION

     Versailles Capital Corporation ("Versailles" or the "Company"), a publicly held company, was incorporated under the laws of Colorado on December 31, 1986. From 1991 through February 22, 1999, Versailles was inactive aside from seeking a business combination candidate.

     British Lion Medical, Inc. ("British Lion") was incorporated in California in August 1997 and commenced operations on April 10, 1998. British Lion was engaged in the pharmaceutical research business with the primary purpose of developing Cytolin(R), a drug designed to protect the immune system, especially in patients suffering from Human Immunodeficiency Virus ("HIV").

     On February 17, 1999, Versailles, British Lion and Amerimmune, Inc. ("Amerimmune"), a newly organized, wholly owned subsidiary of Versailles, entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement on February 23, 1999, each share of British Lion's issued and outstanding no par value common stock (5,853,500 shares) was exchanged for 7.133978 newly issued shares (41,758,740 shares) of Versailles' $0.05 par value per share common stock. After the exchange, former British Lion stockholders acquired approximately 97% of the issued and outstanding voting shares of Versailles and Versailles acquired all of the issued and outstanding shares of British Lion through a merger of British Lion with and into Amerimmune, with Amerimmune as the surviving legal entity (the "Transaction"). Prior to the Transaction, Versailles had nominal assets and liabilities. Unless otherwise noted, all references to the number of common shares in these financial statements are based upon the equivalent post-exchange number of Versailles' common shares.

     For financial reporting purposes, the Transaction has been accounted for as a reverse acquisition whereby British Lion is deemed to have acquired Versailles. Since this is a reverse acquisition, the legal acquiror, Versailles, continues in existence as the legal entity whose shares represent the outstanding common stock of the combined entities. The acquisition has been accounted for as a recapitalization of British Lion based upon historical cost. The recapitalization was given retroactive effect. In connection with the Transaction, Amerimmune succeeded to the business of British Lion and became engaged in the pharmaceutical research business with the primary purpose of developing Cytolin(R). Versailles has assumed the obligations of British Lion including all outstanding stock options and warrants to purchase shares of British Lion's common stock and has agreed to issue equivalent shares of Versailles common stock under the same terms and conditions.

BASIS OF PRESENTATION AND MANAGEMENT PLAN

     The accompanying consolidated financial statements of Versailles and its

                    VERSAILLES CAPITAL CORPORATION
                     (A DEVELOPMENT STATE COMPANY)
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

subsidiary have been prepared in accordance with generally accepted accounting principles. All significant intercompany balances and transactions have been eliminated in consolidation.

     Versailles (hereinafter the term "Versailles" or the "Company" includes the predecessor entity to its current operations, British Lion) is a development stage pharmaceutical research company and has not generated any revenues from operations for the period from April 10, 1998 (the date that British Lion commenced operations) through March 31, 1999. Versailles has devoted substantially all of its resources to the acquisition of a license, research and development of Cytolin(R), and expenses related to the startup of its business. Versailles has been unprofitable since inception and expects to incur substantial additional operating losses for the next twelve months, as well as for the next few years, as it increases expenditures on research and development and allocates significant and increasing resources to clinical testing, marketing and other activities.

     In November and December 1998, the Company sold 1,426,790 shares of its common stock (at approximately $0.21 per share), for gross proceeds of $300,000, to certain accredited investors in a private placement. In December 1998, the Company began a second private placement of common stock to accredited investors, which was completed on February 22, 1999. The second private placement was made on a minimum/maximum "best efforts" basis. The Company raised the maximum amount of gross proceeds of $3,210,000 (7,633,364 common shares at approximately $.42 per share) and paid cash offering expenses of $159,698. Net cash proceeds from the private placement aggregated $3,050,302. Versailles believes that the funds received in these private placements will enable it to satisfy its cash requirements without the need to raise additional funds before March 31, 2000. Versailles anticipates that it will commence a tolerability, pharmacokinetics and dose-ranging study for Cytolin(R) now that a protocol has been submitted to the FDA and the drug has been manufactured and tested. Versailles estimates that it may require significant additional funding over the next three years to successfully complete the FDA approval process. Versailles does not presently anticipate any purchase or sale of plant and significant equipment or any significant changes in the number of employees.

     It is not possible to predict the success of management's efforts to raise sufficient capital to fund future operations. If management is unable to achieve its goals, Versailles may find it necessary to undertake actions as may be appropriate to continue operations and meet its financial commitments.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

                    VERSAILLES CAPITAL CORPORATION
                     (A DEVELOPMENT STATE COMPANY)
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents. At March 31, 1999, substantially all cash and cash equivalents were on deposit with one financial institution.

PROPERTY AND EQUIPMENT

Office furniture and equipment is recorded at cost. Depreciation commences as items are placed in service and is computed on a straight-line method over their estimated useful lives of three to five years.

Leasehold improvements are recorded at cost and amortized over the three-year term of the lease.

INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. Payments related to the acquisition of technology rights, for which development work is in-process, are expensed and considered a component of research and development costs.

ACCOUNTING FOR STOCK BASED COMPENSATION

The Company's employee stock option plan is accounted for under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" which requires the recognition of expense when the option price is less than the fair value of the stock at the date of grant. The Company has adopted the disclosure-only provisions of Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The adoption of SFAS 123 disclosure provisions has no effect on either the Company's balance sheet or its statement of operations.

NET LOSS PER SHARE

Loss per share is presented in accordance with the provisions of SFAS No. 128, "Earnings Per Share" ("SFAS 128"), and the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 98 ("SAB 98"). Basic earnings per share excludes dilution for common stock equivalents and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were

                    VERSAILLES CAPITAL CORPORATION
                     (A DEVELOPMENT STATE COMPANY)
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

exercised or converted and resulted in the issuance of common stock.

Pursuant to SAB 98, common stock issued for nominal consideration is required to be included in the calculation of basic and diluted earnings per share, as if they were outstanding for all periods presented. In accordance with the SAB 98 requirements, 21,936,981 of the founder's shares are considered to be nominal issuances and have been considered outstanding for the entire period presented.

All outstanding stock options and warrants have been excluded from the calculation of diluted loss per share, because such securities are antidilutive.

COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements and is effective for fiscal years beginning after December 15, 1997. To date, the Company has not had any transactions that are required to be reported in comprehensive income.

SEGMENT INFORMATION

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers based on the provisions of FAS 131. The Company has determined that it does not have separately reportable operating segments.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash is assumed to be its fair value because of the liquidity of the instrument. Accounts payable and accrued expenses and amounts due to affiliated corporations approximate fair value because of the short maturity of these instruments.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

                    VERSAILLES CAPITAL CORPORATION
                     (A DEVELOPMENT STATE COMPANY)
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. COMMON STOCK

INITIAL ISSUANCE OF SHARES

During October 1998, the Company issued 24,077,174 shares of restricted common stock (at $0.001 per share) to founders for cash in connection with the execution of patent and license agreements. Another 4,280,387 shares were issued in exchange for rights to a trademark. The stockholders who were issued these shares have agreed not to sell any of their shares for a period of two years from the date of issuance of the shares.

In addition, during October 1998, the Company issued 677,728 shares of restricted common stock (at $0.001 per share) for cash to prospective officers. The shares of stock issued were recorded based upon a value of $0.21 a share, the price of the shares subsequently sold in the initial private placement. In connection with these transactions, the Company recorded a non-cash, general and administrative expense of $142,500. These stockholders agreed not to sell any of their shares for a period of two years from the date of issuance of the shares.

INITIAL PRIVATE PLACEMENT

In November and December 1998, the Company sold 1,426,790 shares of its stock, at approximately $0.21 per share for total proceeds of $300,000, to certain accredited investors in an initial private placement ("Initial Private Placement").

FEBRUARY 22, 1999 PRIVATE PLACEMENT

As described in Note 1, pursuant to the Merger Agreement, and as a condition precedent to the Transaction, the Company successfully completed a private placement of its common stock on February 22, 1999. Through this private placement, the Company raised net cash proceeds of $3,050,302 (gross proceeds of $3,210,000 less cash private placement expenses of $159,698). The Company also incurred non-cash expenses of $210,294 in connection with this private placement. The Company (i) issued 238,988 shares of its restricted common stock with a fair value of approximately $0.42 per share to an investor for assisting in this private placement of the Company's common stock ($100,500) and (ii) issued 515,308 warrants at a price of $0.42 per share to a private placement agent as commissions (the fair value of these warrants was estimated to be $109,794).

The Company entered into an agreement with a financial consulting firm, Battersea Capital, Inc., ("Battersea") to assist the Company in private placements and finding an appropriate public company into which the Company could merge. In connection with Battersea's consulting agreement with the Company, LMU & Company ("LMU") acquired the majority ownership of Versailles prior to the Transaction and facilitated the merger of British Lion with Versailles. The Company paid LMU a broker's fee of $100,000 from the proceeds of its second private placement in February 1999 for these services. Such amounts have been included in the accompanying statement of operations

                    VERSAILLES CAPITAL CORPORATION
                     (A DEVELOPMENT STATE COMPANY)
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

as general and administrative expenses.

SHARES ISSUED FOR SERVICES

Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the assets or services received in exchange for such shares.

In consideration for Battersea's services described above, the Company issued 2,140,193 restricted shares of its stock to Battersea in October 1998 and granted Battersea an option, to purchase an additional 1,426,794 shares of stock at a price of $0.42 per share for a five year period. The shares of stock issued were recorded at $450,000 based upon a value of $0.21 a share, the price of the shares sold in the Initial Private Placement. The stock option granted was recorded at $94,000, approximately $0.065 per share, using the Black-Scholes option pricing model. In connection with this transaction, the Company recorded a non-cash, general and administrative expense of $544,000. The shares issued and the shares underlying the option are covered by certain registration rights.

In October 1998, the Company also issued 1,284,116 restricted shares to an attorney in exchange for cash of $180 and legal services provided to the Company. The shares of stock issued were recorded based upon a value of $0.21 a share, the price of the shares sold in the Initial Private Placement. In connection with this transaction, the Company recorded a non-cash, general and administrative expense of $270,000. This stockholder has also agreed not to sell any shares for a period of two years.

In February 1999, a principal stockholder of the Company transferred
713,397 of its restricted shares of the Company's common stock to Battersea upon the completion of the Transaction. In addition, the same principal stockholder granted Battersea an option to purchase 713,397 shares of the Company's common stock at $0.42 per share from its own holdings. The shares of stock transferred were recorded at $300,000 based upon a value of $0.42 per share, the price of the shares sold in the February 22, 1999 private placement. The stock option granted was recorded at $152,000, approximately $0.21 per share, using the Black-Scholes option pricing model. In connection with this transaction, the Company recorded a non-cash, general and administrative expense of $452,000.

In February 1999, the same principal stockholder of the Company transferred 214,019 of its restricted shares of the Company's common stock to a prospective officer of the Company upon completion of the Transaction. The shares of stock transferred were recorded at $90,000 based upon a value of $0.42 per share, the price of the shares sold in the February 22, 1999 private placement. In connection with this transaction, the Company recorded a non-cash, general and administrative expense of $90,000.


4.  INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." Deferred

                    VERSAILLES CAPITAL CORPORATION
                     (A DEVELOPMENT STATE COMPANY)
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As a result of incurred net losses, no provision for income taxes was recognized other than the state minimum taxes of $800. The Company's income tax expense (benefit) differs from income tax computed at the U.S. federal statutory tax rate, because no income tax benefits were recorded for its losses and certain expenses recorded for financial reporting purposes are not deductible for income tax reporting purposes.

A reconciliation of the statutory federal income tax rate to the effective tax rate, as a percentage of loss before income tax is as follows:

     Statutory federal income tax (benefit) rate                 (34) %
     Non-deductible expenses                                      23
     Valuation allowance                                          11
                                                                ------

                                                                   -  %
                                                                ======

The components of the Company's deferred tax assets at March 31, 1999 are as follows:

     Deferred tax assets
       Net operating loss carryforward                            $  208,000
       Patent rights                                                  66,000
       Valuation allowance                                          (274,000)
                                                                ------------
     Net deferred tax assets                                      $      -
                                                                ============

Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets.

At March 31, 1999, the Company had operating loss carryforwards available to reduce future federal and state income of approximately $500,000, which expire in 2019 for federal income tax purposes and 2007 for state income tax purposes.


5.  COMMITMENTS AND CONTINGENCIES

TERMINATION, SALE AND SHAREHOLDER AGREEMENT

Allen D. Allen ("Allen") is the present owner of all United States patent and foreign patent rights to the technology and know-how under the product Cytolin(R). In 1994, Allen granted CytoDyn of New Mexico, Inc. ("CytoDyn"), of which Allen owns 100% of the voting stock, an exclusive, worldwide, license to use the patent rights and technology. In addition, CytoDyn obtained a trademark name for Cytolin(R).

                    VERSAILLES CAPITAL CORPORATION
                     (A DEVELOPMENT STATE COMPANY)
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In August 1998, Allen and CytoDyn entered into a Termination, Sale and Shareholder Agreement ("the Purchase Agreement") with Three R Associates, Inc. ("Three R"), a corporation affiliated with the Company through its ownership by three of the Company's officers and directors.

Pursuant to the terms of the Purchase Agreement, CytoDyn agreed to relinquish the exclusive license to use the technology and patents previously granted to it by Allen in exchange for 4,280,387 shares of the Company's common stock. In addition, Allen agreed to sell all United States Patent rights, foreign patent rights, and all technological know-how underlying the product, Cytolin(R), to Three R in exchange for $1,350,000, payable quarterly over a fifteen year period. Payments to Allen commenced subsequent to the Company's merger with Versailles, and the Company assumed the obligation to Allen upon completion of the Transaction. The obligation to pay Allen will be terminated as of the date the consulting agreement with Allen (described below) is terminated in the event the Company elects to terminate such consulting agreement. Accordingly, Allen is to be paid, at a minimum, $180,000 in scheduled quarterly installments through February 23, 2001. If the Company elects to terminate these payments to Allen after the minimum amounts are paid, it would abandon the rights acquired through the Purchase Agreement.

CONSULTING AGREEMENT - RESEARCH AND DEVELOPMENT

Allen also entered into a consulting agreement with Three R whereby Allen agreed to provide the Company with any new and additional similar technologies, if any, for a period of fifteen years in exchange for a consulting fee of $10,000 per year. Payments under the consulting agreement commenced subsequent to completion of the Transaction, and the Company assumed the obligation to Allen upon completion of the Transaction. The Company can terminate the consulting agreement with one year's notice beginning February 23, 2000, one year from the date of the Transaction.

PATENT AND TRADEMARK LICENSE AGREEMENT

In October, 1998, the Company entered into a Patent and Trademark License Agreement ("the Agreement") with Three R. The Company was granted an irrevocable, exclusive, worldwide license to use all present and future patent rights, know-how and background technology of Three R relating to Cytolin(R), which Three R had previously obtained from Allen and CytoDyn. In addition, the Agreement granted the Company a sublicense to the trademark name, Cytolin(R). The Agreement was consummated simultaneously with the Company's merger with Versailles.

The Company issued 21,936,981 shares of its common stock to Three R upon execution of the Agreement, and the Company also assumed Three R's obligations to pay Allen under the agreements discussed above between Three R and Allen.

During the period ended March 31, 1999, the Company has accrued and recorded

                    VERSAILLES CAPITAL CORPORATION
                     (A DEVELOPMENT STATE COMPANY)
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

research and development expenses of $166,000 in connection with the minimum payments due to Allen through February 23, 2001. The payments have been discounted to their fair value of $166,000 by applying an imputed interest rate of 8% to future cash outflows.

MANAGEMENT AGREEMENT

In October, 1998, the Company entered into a three year management agreement for $585,000 per year with Western Center for Clinical Studies, Inc. ("WCCS"), a corporation that is affiliated with the Company and is wholly-owned by three of the Company's officers and directors. The agreement is scheduled to expire on February 23, 2002.

The management agreement provides services by WCCS to the Company for the purpose of assisting the Company in obtaining FDA approval to market Cytolin(R) for commercial use. The WCCS agreement was subsequently ratified by the disinterested directors of Versailles following its merger with the Company.

MANUFACTURER AGREEMENT

In December 1998, the Company entered into a letter of intent with a manufacturer to begin the production and testing of the drug Cytolin(R). The Company advanced the manufacturer $85,000 through March 31, 1999 (which has been charged to research and development expense) to commence the manufacturing process while a contract was being negotiated and developed between the parties. At March 31, 1999, the agreement had not been finalized. However, the Company has orally agreed to pay a total of $280,000 to the manufacturer (of which $85,000 has already been paid) in periodic installments through December 31, 1999.

PLACEMENT AGENT AGREEMENT

On February 9, 1999, in connection with its second private placement, the Company entered into an agreement with a nonexclusive agent to act on a "best efforts basis" in the offer and sale of its common stock. The Company paid the agent commissions of 10% of the proceeds of its sales ($108,350) and issued to the agent warrants to purchase 20% of the total number shares of common stock sold by the agent at an exercise price of $0.42 per share for a period of five years from the date of grant. The shares underlying the warrants are covered by certain registration rights. At the completion of the Company's private placement on February 22, 1999, the Company issued 515,308 warrants to the agent which were valued at $0.21 per warrant for a total value of $109,794.

LEASE COMMITMENTS

The Company's office facilities are located in Woodland Hills, California. Beginning February 1, 1999, the facilities were rented under the terms of a three year

                    VERSAILLES CAPITAL CORPORATION
                     (A DEVELOPMENT STATE COMPANY)
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

noncancellable operating lease agreement, assigned to the Company by an affiliate, WCCS.

The lease is scheduled to expire on January 31, 2002. Rent expense for the 1999 fiscal year was $3,040. Minimum future rental payments required over the lease term are as follows:


   Year Ended March 31
   -------------------

          2000                                                     $  36,480
          2001                                                        41,896
          2002                                                        33,368
                                                                 ------------
                                                                   $ 111,744
                                                                 ============

6.  RELATED PARTY TRANSACTIONS

During the period ended March 31, 1999, the Company incurred expenses of $42,640 as a result of services performed by an affiliate, WCCS, on behalf of the Company. The Company also advanced $219,375 to WCCS to commence certain services in connection with the development of Cytolin(R) to be performed over a three year period beginning when the management agreement between the parties became effective.

During the period ended March 31, 1999, the Company paid consulting fees of $46,359 to Allen for providing scientific expertise regarding the development of Cytolin(R) and $22,500 pursuant to the Patent and Trademark License Agreement.

Since inception, the Company has used part of an office facility and administrative services provided by WCCS at no cost. On February 1, 1999, the Company was assigned a long-term noncancellable operating lease agreement with an unrelated party by WCCS.

During the period from February 23, 1999 through March 31, 1999, the
Company advanced an aggregate of $46,581 to CytoDyn, to facilitate payment by CytoDyn of certain legal and office expenses. The Company has currently negotiated the conversion of these advances to a secured interest-bearing loan.

                    VERSAILLES CAPITAL CORPORATION
                     (A DEVELOPMENT STATE COMPANY)
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  STOCK OPTION PLAN

In December 1998, the Company established an employee stock-based compensation plan, the 1998 Omnibus Stock Incentive Plan ("the Plan"), under which the Company may grant options for up to 7,133,970 shares of common stock. Options granted under the Plan are generally exercisable for a period of ten years from the date of grant at an exercise price not less than the fair market value of the shares at the date of grant. Options granted under the Plans generally vest over a one to three year period from the date of the grant.

During the period from April 10, 1998 to March 31, 1999, options for 2,432,684 shares to Directors of the Company and employees were granted at an exercise price of $0.42 per share. No options were exercised or canceled during this period.

At March 31, 1999, options for 4,701,286 additional shares were available for future grants under the Plan.

The weighted average remaining contractual life of outstanding options at March 31, 1999, was 9.8 years. At March 31, 1999, no options were exercisable.

Pro forma information regarding net loss and loss per share shown below was determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 6%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 50%; and expected life of the options of 3.2 years. These assumptions resulted in weighted average fair values of $0.17 per share for stock options granted during the period from April 10, 1998 to March 31, 1999.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company's employee stock options have characteristics significantly different from those of traded options such as vesting restrictions and extremely limited transferability.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the option vesting periods. The pro forma effect on net loss for the period from April 10, 1998 to March 31, 1999 is not representative of the pro forma effect on net income/(loss) in future years because the pro forma information in future years will reflect the amortization of a larger number of stock options granted in several succeeding years. The Company's pro forma net loss and pro forma loss per share totaled $2,232,657 and $0.08 for the period from April 10, 1998 to March 31, 1999.

As of March 31, 1999, in addition to the 2,432,684 Director and employee stock options, the Company had an additional option for 1,426,794 shares and an aggregate of 515,308 warrants outstanding to purchase shares of the Company's common stock which are exercisable at a price of $0.42 per share.