Form 10QSB
period 1999-06-30
VERSAILLES CAPITAL CORP /CO
filed 1999-07-30
CIK 818808

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                              FORM 10-QSB


[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  June 30, 1999

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________ to _______________

Commission file number: 0-22865
                        -------

                    VERSAILLES CAPITAL CORPORATION
-------------------------------------------------------------------------
   (Exact Name of Small Business Issuer as Specified in Its Charter)

                   Colorado                        84-1044910
-------------------------------------   ---------------------------------
   (State or Other Jurisdiction of                 (IRS Employer
    Incorporation or Organization)               Identification No.)

   21550 Oxnard Street, Suite 830, Woodland Hills, California 91367
-------------------------------------------------------------------------
               (Address of Principal Executive Offices)

                            (818) 676-0404
-------------------------------------------------------------------------
           (Issuer's Telephone Number, Including Area Code)

                                  N/A
-------------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year,
                     if Changed Since Last Report)

  Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
  As of July 30, 1999, 43,042,856 shares of the issuer's Common Stock,
  --------------------------------------------------------------------
  $0.05 par value per share, were outstanding.
  --------------------------------------------

Transitional Small Business Disclosure Format (check one):

Yes        No   X
    -----     -----

                     VERSAILLES CAPITAL CORPORATION
                      (A DEVELOPMENT STAGE COMPANY)
               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


PART I                    FINANCIAL INFORMATION                  PAGE NO.

Item 1. Financial Statements:

Consolidated Balance Sheet - March 31, 1999 and
June 30, 1999 (unaudited). . . . . . . . . . . . . . . . . . . . . . . .2

Consolidated Statement of Operations - For the
Three Months Ended June 30, 1998 and 1999 and
Cumulative Amounts from Inception (April 10, 1998)
through June 30, 1999 (unaudited). . . . . . . . . . . . . . . . . . . .3

Consolidated Statement of Stockholders' Equity -
For the Period from Inception (April 10, 1998)
through June 30, 1999 (unaudited). . . . . . . . . . . . . . . . . . . .4

Consolidated Statement of Cash Flows - For the
Three Months Ended June 30, 1998 and 1999 and
Cumulative Amounts from Inception (April 10, 1998)
through June 30, 1999 (unaudited). . . . . . . . . . . . . . . . . . . .5

Notes to Unaudited Consolidated Financial Statements . . . . . . . . . .6

Item 2. Management's Discussion and Analysis or Plan of Operations . . 18

PART II                     OTHER INFORMATION

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 22

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 22

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 23

PART I

Item 1.  Financial Statements

                     VERSAILLES CAPITAL CORPORATION
                      (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED BALANCE SHEET
                    MARCH 31, 1999 and JUNE 30, 1999
                               (unaudited)

                                 ASSETS

CURRENT ASSETS                                                      March 31, 1999  June 30, 1999
                                                                    --------------- ------------
  Cash and cash equivalents                                          $  2,614,523   $  2,104,132
  Advances to an affiliate                                                 46,581              -
  Current portion of prepaid management fees - affiliated corporation      73,125         73,125
  Other current assets                                                     20,275         26,332
                                                                     ------------   ------------

         TOTAL CURRENT ASSETS                                           2,754,504      2,203,589
                                                                     ------------   ------------

PROPERTY AND EQUIPMENT, NET                                                30,633         30,146
                                                                     ------------   ------------

OTHER ASSETS
  Prepaid management fees - affiliated corporation                        140,156        121,875
  Loan receivable from an affiliate                                             -        100,000
  Deposits                                                                  3,040          3,040
                                                                     ------------   ------------
                                                                          143,196        224,915
                                                                     ------------   ------------

         TOTAL ASSETS                                                $  2,928,333   $  2,458,650
                                                                     ============   ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                   $    114,597   $    110,099
  Accrued liabilities                                                     143,941        122,824
                                                                     ------------   ------------

         TOTAL CURRENT LIABILITIES                                        258,538        232,923
                                                                     ------------   ------------

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY
  Preferred stock $0.10 par value, 50,000,000 shares authorized, no shares issued or outstanding
  Common stock $0.05 par value, 100,000,000 shares authorized,
    43,042,856 shares issued and outstanding                            4,852,452      4,852,452
  Deficit accumulated during the development stage                     (2,182,657)    (2,626,725)
                                                                     ------------   ------------

         TOTAL STOCKHOLDERS' EQUITY                                     2,669,795      2,225,727
                                                                     ------------   ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $  2,928,333   $  2,458,650
                                                                     ============   ============

See accompanying notes

                     VERSAILLES CAPITAL CORPORATION
                      (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENT OF OPERATIONS
  FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1999 AND FOR THE PERIOD
        FROM APRIL 10, 1998 (Date of Inception) TO JUNE 30, 1999
                               (unaudited)

                                            Period      Three Months     Cumulative
                                             Ended          Ended       Amounts From
COSTS AND EXPENSES                       June 30, 1998  June 30, 1999    Inception
                                         -------------  -------------    ---------
  Research and development               $      6,275   $    259,533   $    681,826
  General and administrative                    3,754        208,534      1,977,845
                                         ------------   ------------   ------------

         OPERATING LOSS                       (10,029)      (468,067)    (2,659,671)

OTHER INCOME (EXPENSE)
  Interest income                                   -         25,382         35,570
  Interest expense                                  -           (583)        (1,024)
                                         ------------   ------------   ------------

                                                    -         24,799         34,546
                                         ------------   ------------   ------------

LOSS BEFORE PROVISION
  FOR INCOME TAXES                            (10,029)      (443,268)    (2,625,125)

PROVISION FOR INCOME TAXES                        800            800          1,600
                                         ------------   ------------   ------------

NET LOSS                                 $    (10,829)  $   (444,068)  $ (2,626,725)
                                         ============   ============   ============

NET LOSS PER COMMON SHARE -
 BASIC AND DILUTED                       $      (0.00)  $      (0.01)  $      (0.08)
                                         ============   ============   ============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING - BASIC AND DILUTED          21,936,982     43,042,856     31,122,586
                                         ============   ============   ============

See accompany notes

                     VERSAILLES CAPITAL CORPORATION
                      (A DEVELOPMENT STAGE COMPANY)
        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
         FOR THE PERIOD FROM APRIL 10, 1998 (Date of Inception)
                            TO JUNE 30, 1999
                               (unaudited)

                                                                          DEFICIT
                                                  COMMON STOCK          ACCUMULATED
                                                  ------------           DURING THE
                                              NUMBER                    DEVELOPMENT
                                             OF SHARES       AMOUNT        STAGE          TOTAL
                                             ---------       ------        -----          -----
Issuance of common stock to founders on
  October 24, 1998 at $0.001 per share       24,077,174   $     3,650   $         -    $     3,650
Fair value of stock and an option issued
  on October 24, 1998 in exchange for
  services and trademark rights               7,704,696       814,000             -        814,000
Fair value of stock issued to prospective
  officers on October 24, 1998                  677,728       142,500             -        142,500
Issuance of common stock in a private
  placement in November and December
  1998 at $0.21 per share                     1,426,790       300,000             -        300,000
Fair value of stock and an option
  transferred by a principal stockholder
  on February 16, 1999 in exchange for
  services                                           -        452,000             -        452,000
Issuance of common stock in a private
  placement in February 1999 at $0.42 per
  share                                       7,872,352     3,050,302             -      3,050,302
Fair value of stock transferred to a
  prospective officer by a principal
  stockholder on February 23, 1999                   -         90,000             -         90,000
Merger of Versailles Capital Corporation      1,284,116            -              -             -
Net loss for the period from inception
  (April 10, 1998) through March 31, 1999            -             -      (2,182,657)   (2,182,657)
                                            -----------   -----------    -----------   -----------

Balance, March 31, 1999                      43,042,856   $ 4,852,452    $(2,182,657)  $ 2,669,795

Net loss for the three months ended
  June 30, 1999                                      -             -        (444,068)     (444,068)
                                            -----------   -----------    -----------   -----------
Balance at June 30, 1999                     43,042,856   $ 4,852,452    $(2,626,725)  $ 2,225,727
                                            ===========   ===========    ===========   ===========

See accompanying notes

                    VERSAILLES CAPITAL CORPORATION
                     (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF CASH FLOWS
 FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1999 AND FOR THE PERIOD
       FROM APRIL 10, 1998 (Date of Inception) TO JUNE 30, 1999
                              (unaudited)


                                                            Period        Three Months   Cumulative
                                                             Ended           Ended      Amounts From
CASH FLOWS FROM OPERATING ACTIVITIES                     June 30, 1998   June 30, 1999    Inception
                                                         -------------   -------------    ---------
  Net loss                                                $    (10,829)  $   (444,068)  $ (2,626,725)
                                                          ------------   ------------   ------------

ADJUSTMENTS TO RECONCILE NET LOSS
 TO NET CASH USED BY OPERATING ACTIVITIES
  Noncash transactions:
  Depreciation and amortization                                      -          2,765          2,765
  Fair value of stock and an option issued in
    exchange for services and trademark rights                       -              -        814,000
  Fair value of stock issued to prospective officers                 -              -        142,500
  Fair value of stock transferred to a prospective
    officer by a principal stockholder                               -              -         90,000
  Fair value of stock and an option transferred by
    a principal stockholder in exchange for services                 -              -        452,000
  Changes in assets and liabilities:
   Advances from/to affiliates                                  10,029         46,581              -
   Other current assets                                              -         (6,057)       (26,332)
   Prepaid management fees                                           -         18,281       (195,000)
   Deposits                                                          -              -         (3,040)
   Accounts payable and accrued expenses                           800        (25,615)       232,923
                                                          ------------   ------------   ------------
  Total adjustments                                             10,829         35,955      1,509,816
                                                          ------------   ------------   ------------

      NET CASH USED BY OPERATING ACTIVITIES                          -       (408,113)    (1,116,909)
                                                          ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                -         (2,278)       (32,911)
  Loan to an affiliate                                               -       (100,000)      (100,000)
                                                          ------------   ------------   ------------
                                                                     -       (102,278)      (132,911)
                                                          ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from sale of common stock                             -              -      3,353,952
                                                          ------------   ------------   ------------

NET INCREASE/DECREASE IN CASH AND
 CASH EQUIVALENTS                                                    -       (510,391)     2,104,132
                                                          ------------   ------------   ------------

CASH, BEGINNING BALANCE                                              -      2,614,523              -
                                                          ------------   ------------   ------------
CASH, ENDING BALANCE                                      $          -   $  2,104,132   $  2,104,132
                                                          ============   ============   ============

See accompanying notes

                     VERSAILLES CAPITAL CORPORATION
                      (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              JUNE 30, 1999

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

                     VERSAILLES CAPITAL CORPORATION
                      (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 1999 (CONTINUED)

BASIS OF PRESENTATION AND MANAGEMENT PLAN

     The accompanying consolidated financial statements of Versailles and its subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the three months ended June
30, 1999 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the period ended March 31, 1999 as filed with the Securities and Exchange Commission. All significant intercompany balances and transactions have been eliminated in consolidation.

     Versailles (hereinafter the term "Versailles" or the "Company" includes the predecessor entity to its current operations, British Lion) is a development stage pharmaceutical research company and has not generated any revenues from operations for the period from April 10, 1998 (the date that British Lion commenced operations) through June 30, 1999. Versailles has devoted substantially all of its resources to the acquisition of a license, research and development of Cytolin(R), and expenses related to the startup of its business. Versailles has been unprofitable since inception and expects to incur substantial additional operating losses for the next twelve months, as well as for the next few years, as it increases expenditures on research and development and allocates significant and increasing resources to clinical testing, marketing and other activities.

     In November and December 1998, the Company sold 1,426,790 shares of its common stock (at approximately $0.21 per share), for gross proceeds of $300,000, to certain accredited investors in a private placement. In December 1998, the Company began a second private placement of common stock to accredited investors, which was completed on February 22, 1999. The second private placement was made on a minimum/maximum "best efforts" basis. The Company raised the maximum amount of gross proceeds of $3,210,000 (7,633,364 common shares at approximately $.42 per share) and paid cash offering expenses of $159,698. Net cash proceeds from the private placement aggregated $3,050,302. Versailles believes that the funds received in these private placements will enable it to satisfy its cash requirements without the need to raise additional funds before March 31, 2000. Versailles anticipates that it will commence a tolerability, pharmacokinetics and dose-ranging study for Cytolin(R) now that a clinical protocol has been submitted to the Food and Drug Administration ("FDA") and the bulk drug has been manufactured and tested. Versailles is currently preparing manufacturing and packaging records for submission to the FDA. Versailles estimates that it may require significant additional funding over the next three years to successfully complete

                     VERSAILLES CAPITAL CORPORATION
                      (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 1999 (CONTINUED)

the FDA approval process. Versailles does not presently anticipate any purchase or sale of plant and significant equipment or any significant changes in the number of employees.

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

CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents. At June 30, 1999, substantially all cash and cash equivalents were on deposit with one financial institution.

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

ACCOUNTING FOR STOCK BASED COMPENSATION

The Company's employee stock option plan is accounted for under Accounting Principles

                     VERSAILLES CAPITAL CORPORATION
                      (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 1999 (CONTINUED)

Board Opinion No. 25, "Accounting for Stock Issued to Employees" which requires the recognition of expense when the option price is less than the fair value of the stock at the date of grant. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The adoption of SFAS 123 disclosure provisions has no effect on either the Company's balance sheet or its statement of operations.

NET LOSS PER SHARE

Loss per share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), and the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 98 ("SAB 98"). Basic earnings per share excludes dilution for common stock equivalents and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted and resulted in the issuance of common stock.

Pursuant to SAB 98, common stock issued for nominal consideration is required to be included in the calculation of basic and diluted earnings per share, as if they were outstanding for all periods presented. In accordance with the SAB 98 requirements, 21,936,981 of the founder's shares are considered to be nominal issuances and have been considered outstanding for the entire periods presented.

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

SEGMENT INFORMATION

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers based on the provisions of SFAS 131. The Company has determined that it does not have separately reportable operating segments.

                     VERSAILLES CAPITAL CORPORATION
                      (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 1999 (CONTINUED)

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

                     VERSAILLES CAPITAL CORPORATION
                      (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 1999 (CONTINUED)

shares of its restricted common stock with a fair value of approximately $0.42 per share to an investor for assisting in this private placement of the Company's common stock ($100,500) and (ii) issued 515,308 warrants at a price of $0.42 per share to a private placement agent as commissions (the fair value of these warrants was estimated to be $109,794).

The Company entered into an agreement with a financial consulting firm, Battersea Capital, Inc. ("Battersea"), to assist the Company in private placements and finding an appropriate public company into which the Company could merge. In connection with Battersea's consulting agreement with the Company, LMU & Company ("LMU") acquired the majority ownership of Versailles prior to the Transaction and facilitated the merger of British Lion with Versailles. The Company paid LMU a finder's fee of $100,000 from the proceeds of its second private placement in February 1999 for these services. Such amounts have been included in the accompanying statement of operations as general and administrative expenses.

SHARES ISSUED FOR SERVICES

Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the assets or services received in exchange for such shares.

In consideration for Battersea's services described above, the Company issued 2,140,193 restricted shares of its stock to Battersea in October 1998 and granted Battersea an option to purchase an additional 1,426,794 shares of stock at a price of $0.42 per share for a five year period. The shares of stock issued were recorded at $450,000 based upon a value of $0.21 a share, the price of the shares sold in the Initial Private Placement. The stock option granted was recorded at $94,000, approximately $0.065 per share, using the Black-Scholes option pricing model. In connection with this transaction, the Company recorded a non-cash, general and administrative expense of $544,000. The shares issued and the shares underlying the option are covered by certain registration rights.

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

                     VERSAILLES CAPITAL CORPORATION
                      (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 1999 (CONTINUED)

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


4. INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

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

A reconciliation of the statutory federal income tax rate to the effective tax rate, as a percentage of loss before income tax is as follows:

     Statutory federal income tax (benefit) rate           (34) %
     Non-deductible expenses                                23
     Valuation allowance                                    11
                                                          -------
                                                             -  %
                                                          =======

The components of the Company's deferred tax assets at March 31, 1999 are as follows:

     Deferred tax assets
        Net operating loss carryforward                $ 208,000
        Patent rights                                     66,000
        Valuation allowance                             (274,000)
                                                      ----------
     Net deferred tax assets                           $    -
                                                      ==========

Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets.

                     VERSAILLES CAPITAL CORPORATION
                      (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 1999 (CONTINUED)

At March 31, 1999, the Company had operating loss carryforwards available to reduce future federal and state income of approximately $500,000, which expire in 2019 for federal income tax purposes and 2007 for state income tax purposes.


5.  COMMITMENTS AND CONTINGENCIES

TERMINATION, SALE AND SHAREHOLDER AGREEMENT

Allen D. Allen ("Allen") is the present owner of all United States patent and foreign patent rights to the technology and know-how under the product Cytolin(R). In 1994, Allen granted CytoDyn of New Mexico, Inc. ("CytoDyn"), of which Allen owns 100% of the voting stock, an exclusive, worldwide license to use the patent rights and technology. In addition, CytoDyn obtained a trademark name for Cytolin(R).

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

                     VERSAILLES CAPITAL CORPORATION
                      (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 1999 (CONTINUED)


PATENT AND TRADEMARK LICENSE AGREEMENT

In October 1998, the Company entered into a Patent and Trademark License Agreement ("the Agreement") with Three R. The Company was granted an irrevocable, exclusive, worldwide license to use all present and future patent rights, know-how and background technology of Three R relating to Cytolin(R), which Three R had previously obtained from Allen and CytoDyn. In addition, the Agreement granted the Company a sublicense to the trademark name, Cytolin(R). The Agreement was consummated simultaneously with the Company's merger with Versailles.

The Company issued 21,936,981 shares of its common stock to Three R upon execution of the Agreement, and the Company also assumed Three R's obligations to pay Allen under the agreements discussed above between Three R and Allen.

During the period from inception (April 10, 1998) through June 30, 1999, the Company has accrued and recorded research and development expenses of $166,000 in connection with the minimum payments due to Allen through February 23, 2001. The payments have been discounted to their fair value of $166,000 by applying an imputed interest rate of 8% to future cash outflows.

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

MANUFACTURER AGREEMENT

In December 1998, the Company entered into a letter of intent with a manufacturer to begin the production and testing of the drug Cytolin(R). The Company advanced the manufacturer $190,000 through June 30, 1999 (which has been charged to research and development expense) to commence the manufacturing process while a contract was being negotiated and developed between the parties. At June 30, 1999, the agreement had not been finalized. However, the Company has orally agreed to pay a total of $280,000 to the manufacturer (of which $190,000 has already been paid) in periodic installments through December 31, 1999.

                     VERSAILLES CAPITAL CORPORATION
                      (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 1999 (CONTINUED)

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

LEASE COMMITMENTS

The Company's office facilities are located in Woodland Hills, California. Beginning February 1, 1999, the facilities were rented under the terms of a three year noncancellable operating lease agreement, assigned to the Company by an affiliate, WCCS.

The lease is scheduled to expire on January 31, 2002. Minimum future rental payments required over the lease term are as follows:

   Year Ended March 31
   -------------------

         2000                                          $  36,480
         2001                                             41,896
         2002                                             33,368
                                                      -----------
                                                       $ 111,744
                                                      ===========


6.  RELATED PARTY TRANSACTIONS

During the period from inception (April 10, 1998) through June 30, 1999, the Company incurred expenses of $170,560 (of which $127,920 was incurred during the three months ended June 30, 1999) as a result of services performed by an affiliate, WCCS, on behalf of the Company. The Company also advanced $219,375 to WCCS to commence certain services in connection with the development of Cytolin(R) to be performed over a three year period beginning when the management agreement between the parties became effective. As of June 30, 1999, management fees of $42,640 due to WCCS were included in accounts payable.

During the period from inception (April 10, 1998) through June 30, 1999, the Company paid consulting fees of $56,026 (of which $9,667 was paid during the three months ended June 30, 1999) to Allen for providing scientific expertise regarding the development of Cytolin(R) and $45,000 (of which $22,500 was paid during the three months ended June 30,

                     VERSAILLES CAPITAL CORPORATION
                      (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 1999 (CONTINUED)

1999) pursuant to the Patent and Trademark License Agreement.

During the period from inception (April 10, 1998) through June 30, 1999, the Company incurred legal expenses of $10,000 (of which $7,500 was incurred during the three months ended June 30, 1999) for an attorney who is also a director of the Company.

Since inception, the Company has used part of an office facility and administrative services provided by WCCS at no cost. On February 1, 1999, the Company was assigned a long-term noncancellable operating lease agreement with an unrelated party by WCCS.

During June 1999, the Company loaned CytoDyn $100,000 to facilitate payment by CytoDyn of certain legal and office expenses and to facilitate repayment to the Company by CytoDyn of previous advances. This loan bears interest at a rate of 8% per annum and is due together with accrued interest on or before February 23, 2001. Such loan is secured by 300,000 shares of Company common shares which are owned by CytoDyn. The Company believes that this loan is fully recoverable.


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

During the period from inception (April 10, 1998) through June 30, 1999, options for 2,432,684 shares to Directors of the Company and employees were granted at an exercise price of $0.42 per share, and options for 50,000 shares were granted to Medical Advisory Board members at an exercise price of $2.50 per share. No options were exercised or canceled during this period. At June 30, 1999, options for 4,651,286 additional shares were available for future grants under the Plan. At June 30, 1999, no options were exercisable.

As of June 30, 1999, in addition to the 2,482,684 Director, employee and Medical Advisory Board stock options, the Company had an additional option for 1,426,794 shares and an aggregate of 515,308 warrants outstanding to purchase shares of the Company's common stock which are exercisable at a price of $0.42 per share.

                     VERSAILLES CAPITAL CORPORATION
                      (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 1999 (CONTINUED)

8.  PROPERTY AND EQUIPMENT

     Office furniture and equipment              $   26,891     $   28,404
     Leasehold improvements                           3,742          4,507
                                                ------------   ------------
                                                     30,633         32,911

     Less accumulated depreciation                        -         (2,765)
     and amortization
                                                ------------   ------------
                                                 $   30,633     $   30,146
                                                ============   ============

                                 PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

Some of the statements made in this Form 10-QSB and the documents incorporated herein by reference that are not historical facts, such as anticipated results of clinical trials, may constitute "forward-looking statements," which forward looking statements are made pursuant to the safe harbor provisions in the federal securities laws. These statements often can be identified by the use of terms such as "may," "will," "expect," "anticipate," "estimate," "should," "could," "experts," "plans," "believes," "predicts," "potential," or "continue," or the negative thereof. Such forward-looking statements speak only as of the date made. Forward-looking statements are subject to risks, uncertainties and other factors beyond the control of the Company that could cause actual results, levels of activity, performance, achievements, and events to differ materially from historical results of operations, levels of activity, performance, achievements, and events and any future results, levels of activity, performance, achievements and events implied by such forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, achievements, or events. Moreover, neither the Company nor any other person assumes responsibility for the accuracy or completeness of such statements. The Company disclaims any obligation to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

PLAN OF OPERATION

The Company (for purposes of this section, the term the "Company" includes the predecessor entity to its current operations, British Lion) is a development stage pharmaceutical research company and has not generated any revenues from operations for the period from April 10, 1998 (the date that British Lion commenced operations) through June 30, 1999. The Company is engaged in the pharmaceutical research business with the primary purpose of developing Cytolin(R), a drug designed to protect the immune system, especially in patients suffering from Human Immunodeficiency Virus (HIV). The Company believes that Cytolin(R) is an important drug for the growing number of patients who have not been receiving treatment, for those who are on multi-drug therapy, and for those who have become resistant to drugs currently used to treat the HIV/AIDS virus. The Company intends to seek governmental approval from the Food and Drug Administration ("FDA") for Cytolin(R). The Company expects FDA approval for regular sales of Cytolin(R) to take at least three years. The Company has devoted substantially all of its resources to the acquisition of a license, research and development of Cytolin(R), and expenses related to the startup of its business. The Company has been unprofitable since inception and expects to incur substantial additional operating losses for the next twelve months, as well as for the next few years, as it increases expenditures on research and development and allocates significant and increasing resources to clinical testing, marketing and other activities.

In November and December 1998, the Company sold 1,426,790 shares of its stock (at approximately $0.21 per share), for gross proceeds of $300,000, to certain accredited investors in a private placement. In December 1998, the Company began another private placement of common stock to accredited investors, which was completed on February 22, 1999. The subsequent private placement was made on a minimum/maximum "best efforts" basis. The Company raised the maximum amount of gross proceeds of $3,210,000 (7,633,364 shares at approximately $0.42 per share) and paid cash private placement expenses of $159,698. Net cash proceeds from the private placement aggregated $3,050,302. The Company believes that its success in these private placements will enable it to satisfy its cash requirements without the need to raise additional funds before March 31, 2000. The Company anticipates that it will commence a tolerability, pharmacokinetic and dose-ranging study for Cytolin(R) now that a clinical protocol has been submitted to the FDA and the bulk drug has been manufactured and tested. The Company is currently preparing manufacturing and packaging records for submission to the FDA. The Company estimates that it may require significant additional funding over the next three years to successfully complete the FDA approval process. The Company does not presently anticipate any purchase or sale of plant and significant equipment or any significant changes in the number of employees over the remainder of 1999.

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

For the three months ended June 30, 1999, the Company has incurred expenses of $259,533 in research and development expenses, $208,534 in general and administrative expenses and $23,999 net in interest income and other expenses, resulting in a net loss of $444,068. The expenses incurred during this period relate primarily to commencement of research activities, regulatory and administrative expenses.

For the period from inception (April 10, 1998) through June 30, 1998, the Company incurred a net loss of $10,829 which relates to the initial commencement of operations.

The Company's activities to date are not as broad in depth or scope as the activities it must undertake in the future, and the Company's historical operations and financial information are not indicative of its future operating results or financial condition or its ability to operate profitably as a commercial enterprise if and when it succeeds in bringing any product to market.

CAPITAL RESOURCES AND LIQUIDITY

From the commencement of operations of April 10, 1998 to June 30, 1999, the Company had no operating revenues and incurred net losses of $2,626,725.
At June 30, 1999, the Company had working capital of $1,970,666. The Company requires significant capital to conduct the research and development and preclinical and clinical testing of Cytolin(R) that is necessary in order to complete the FDA approval process. Management of the Company does not expect to generate revenue from operations within the next year. The Company's continued existence and its ability to fund its future operations and meet its financial obligations is dependent on its ability to obtain additional equity or debt financing.

In December 1998, the Company entered into a letter of intent with a manufacturer to begin the production and testing of the drug Cytolin(R). The Company advanced the manufacturer $190,000 through June 30, 1999 to commence the manufacturing process while a contract was being negotiated and developed between the parties. At June 30, 1999, the agreement had not been finalized. However, the Company has agreed to pay a total of $280,000 to the manufacturer (of which $190,000 has already been paid) in periodic installments through December 31, 1999. The manufacturer has successfully completed the majority of the work it agreed to perform and continues to work on the remaining tasks.

In October 1998, the Company entered into a Patent and Trademark License Agreement (the "Agreement") with Three R. The Company was granted an irrevocable, exclusive, worldwide license to use all present and future patent rights, know-how and background technology owned by Three R relating to the product, Cytolin(R). In addition, the Agreement granted the Company a sublicense to the trademark Cytolin(R). The Agreement was consummated simultaneously with the Company's acquisition of British Lion. The Company issued 21,936,981 shares of its common stock at $.001 per share to Three R upon execution of the Agreement, and the Company also agreed to assume Three R's obligations to pay Mr. Allen $1,350,000, payable quarterly over a fifteen year period, and fees of $10,000 per year for consulting services under the agreements discussed above between Three R and Mr. Allen. The Company could abandon their patent rights with no further obligations after minimum payments aggregating $180,000 to Allen, with one year's notice beginning February 23, 2000.

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

                                 PART II

ITEM 1.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings which management believes to be material, and there are no such proceedings which are known to be contemplated.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          --------

     2.1 Agreement and Plan of Merger, dated February 17, 1999, by and among Versailles Capital Corporation, Amerimmune, Inc. and British Lion Medical, Inc. (2)

     3.1  Amended and Restated Articles of Incorporation. (1)

     3.2  Amended and Restated By-Laws. (1)

     3.3 Articles of Merger, as filed with the Colorado Secretary of State on February 23, 1999. (2)

     27   Financial Data Schedule
__________________________________________________________________________

     (1) Incorporated by reference to the Registrant's Registration Statement on Form 10-SB, as filed with the Commission on July 22, 1997.

     (2) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated March 10, 1999.

     (b)  Reports on Form 8-K
          -------------------

During the three months ended June 30, 1999, the Company filed one Current Report on Form 8-K as follows:

Form 8-K/A, dated April 7, 1999, amending Form 8-K dated March 10, 1999, reporting under Items 2, 5 and 7 of such form. The financial statements of British Lion Medical, Inc., for the period ending December 31, 1998, were filed as part of such form 8-K.

                               SIGNATURES
                               ----------

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           VERSAILLES CAPITAL CORPORATION


          Signatures                       Title               Date
          ----------                       -----               ----

/s/ Michael A. Davis                    President, Chief    July 30, 1999
-------------------------------------   Executive Officer,
Michael A. Davis, M.D., Sc.D., M.B.A.   and Director

/s/ Wellington A. Ewen                  Chief Financial     July 30, 1999
-------------------------------------   Officer
Wellington A. Ewen, M.B.A., C.P.A.