Form 10QSB
period 1999-09-30
AMERIMMUNE PHARMACEUTICALS INC
filed 1999-11-12
CIK 818808

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                              FORM 10-QSB


[ x ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  September 30, 1999

[   ]     Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________ to _______________

Commission file number: 0-22865
                        -------

                    AMERIMMUNE PHARMACEUTICALS, INC.
--------------------------------------------------------------------------
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

                     VERSAILLES CAPITAL CORPORATION
-------------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year,
                     if Changed Since Last Report)

  Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF OCTOBER 31, 1999, 43,042,856 SHARES OF THE ISSUER'S COMMON STOCK, $0.05 PAR VALUE PER SHARE, WERE OUTSTANDING.

Transitional Small Business Disclosure Format (check one):
Yes        No   X
    -----     -----

                   AMERIMMUNE PHARMACEUTICALS, INC.
                     (A DEVELOPMENT STAGE COMPANY)
              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


PART I                    FINANCIAL INFORMATION                  PAGE NO.

Item 1. Financial Statements:

Consolidated Balance Sheet - March 31, 1999 and
September 30, 1999 (unaudited) . . . . . . . . . . . . . . . . . . . . .2

Consolidated Statement of Operations - For the Three Months
Ended September 30, 1998 and 1999 (unaudited). . . . . . . . . . . . . .3

Consolidated Statement of Operations - For the Six Months
Ended September 30, 1998 and 1999 and Cumulative Amounts
from Inception (April 10, 1998) through September 30, 1999
(unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .4

Consolidated Statement of Shareholders' Equity - For the
Period from Inception (April 10, 1998) through September 30, 1999
(unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .5

Consolidated Statement of Cash Flows - For the Six Months Ended
September 30, 1998 and 1999 and Cumulative Amounts from Inception
(April 10, 1998) through September 30, 1999 (unaudited). . . . . . . . .6

Notes to Unaudited Consolidated Financial Statements . . . . . . . . . .7

Item 2. Management's Discussion and Analysis or Plan of Operations . . 19

PART II                   OTHER INFORMATION

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 23

Item 4. Submission of Matters to a Vote of Security Holders. . . . . . 23

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . . 24

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 25

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 26

PART I

Item 1. Financial Statements

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED BALANCE SHEET
                  MARCH 31, 1999 and SEPTEMBER 30, 1999
                               (unaudited)

                                 ASSETS

CURRENT ASSETS                                      March 31, 1999  September 30, 1999
                                                    --------------  ------------------
  Cash and cash equivalents                          $  2,614,523    $    687,793
  Marketable securities                                         -       1,002,977
  Advances to an affiliate                                 46,581               -
  Current portion of prepaid management fees -
    affiliated corporation                                 73,125          73,125
  Other current assets                                     20,275          40,121
                                                     ------------    ------------

         TOTAL CURRENT ASSETS                           2,754,504       1,804,016
                                                     ------------    ------------

PROPERTY AND EQUIPMENT, NET                                30,633          29,365
                                                     ------------    ------------

OTHER ASSETS
  Prepaid management fees - affiliated corporation        140,156         103,594
  Loan receivable from an affiliate                             -         100,000
  Deposits                                                  3,040           3,040
                                                     ------------    ------------
                                                          143,196         206,634
                                                     ------------    ------------

         TOTAL ASSETS                                $  2,928,333    $  2,040,015
                                                     ============    ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                   $    114,597    $    119,843
  Accrued liabilities                                     143,941         110,597
                                                     ------------    ------------

         TOTAL CURRENT LIABILITIES                        258,538         230,440
                                                     ------------    ------------

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS' EQUITY
  Preferred stock $0.10 par value, 50,000,000 shares
      authorized, no shares issued or outstanding       -               -
  Common stock $0.05 par value, 100,000,000 shares
      authorized, 43,042,856 shares issued and
      outstanding                                       4,852,452       4,852,452
  Deficit accumulated during the development stage     (2,182,657)     (3,042,877)
                                                     ------------    ------------

         TOTAL SHAREHOLDERS' EQUITY                     2,669,795       1,809,575
                                                     ------------    ------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $  2,928,333    $  2,040,015
                                                     ============    ============



See accompanying notes

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENT OF OPERATIONS
         FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
                               (unaudited)


                                                  Three Months        Three Months
                                                      Ended               Ended
                                                September 30, 1998  September 30, 1999
COSTS AND EXPENSE                               ------------------  ------------------
  Research and development                            $    12,250    $    273,907
  General and administrative                                2,434         157,615
                                                     ------------    ------------

         OPERATING LOSS                                   (14,684)       (431,522)

OTHER INCOME (EXPENSE)
  Interest income                                        -                 17,568
  Interest expense                                       -                 (2,198)
                                                     ------------     ------------

                                                         -                 15,370
                                                     ------------     ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                    (14,684)       (416,152)


PROVISION FOR INCOME TAXES                               -               -
                                                     ------------     ------------

NET LOSS                                             $    (14,684)    $   (416,152)
                                                     ============     ============


NET LOSS PER COMMON SHARE - BASIC AND DILUTED        $      (0.00)    $      (0.01)
                                                     ============     ============


WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING - BASIC AND DILUTED                      21,936,982       43,042,856
                                                     ============     ============





See accompanying notes

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENT OF OPERATIONS
  FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1999 FOR THE PERIOD
      FROM APRIL 10, 1998 (Date of Inception) TO SEPTEMBER 30, 1999
                               (unaudited)

                                              Period          Three Months       Cumulative
                                               Ended              Ended         Amounts From
COSTS AND EXPENSES                       September 30, 1998 September 30, 1999   Inception
                                         ------------------ ------------------   ---------
  Research and development                   $     18,525     $    533,440     $    955,733
  General and administrative                        6,188          366,149        2,135,460
                                             ------------     ------------     ------------

         OPERATING LOSS                           (24,713)        (899,589)      (3,091,193)

OTHER INCOME (EXPENSE)
  Interest income                                -                  42,950           53,138
  Interest expense                               -                  (2,781)          (3,222)
                                             ------------     ------------     ------------

                                                 -                  40,169           49,916
                                             ------------     ------------     ------------

LOSS BEFORE PROVISION
  FOR INCOME TAXES                                (24,713)        (859,420)      (3,041,277)

PROVISION FOR INCOME TAXES                            800              800            1,600
                                             ------------     ------------     ------------

NET LOSS                                     $    (25,513)    $   (860,220)    $ (3,042,877)
                                             ============     ============     ============

NET LOSS PER COMMON SHARE -
 BASIC AND DILUTED                           $      (0.00)    $      (0.02)    $      (0.09)
                                             ============     ============     ============


WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING - BASIC AND DILUTED              21,936,982       43,042,856       33,160,995
                                             ============     ============     ============



See accompanying notes

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
        CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
         FOR THE PERIOD FROM APRIL 10, 1998 (Date of Inception)
                          TO SEPTEMBER 30, 1999
                               (unaudited)

                                                                          DEFICIT
                                                  COMMON STOCK          ACCUMULATED
                                                  ------------           DURING THE
                                              NUMBER                    DEVELOPMENT
                                             OF SHARES       AMOUNT        STAGE          TOTAL
                                             ---------       ------        -----          -----
Issuance of common stock to founders on
  October 24, 1998 at $0.001 per share       24,077,174   $     3,650   $         -    $     3,650
Fair value of stock and an option issued
  on October 24, 1998 in exchange for
  services and trademark rights               7,704,696       814,000             -        814,000
Fair value of stock issued to prospective
  officers on October 24, 1998                  677,728       142,500             -        142,500
Issuance of common stock in a private
  placement in November and December
  1998 at $0.21 per share                     1,426,790       300,000             -        300,000
Fair value of stock and an option
  transferred by a principal stockholder
  on February 16, 1999 in exchange for
  services                                           -        452,000             -        452,000
Issuance of common stock in a private
  placement in February 1999 at $0.42 per
  share                                       7,872,352     3,050,302             -      3,050,302
Fair value of stock transferred to a
  prospective officer by a principal
  stockholder on February 23, 1999                   -         90,000             -         90,000
Merger of Versailles Capital Corporation      1,284,116            -              -             -
Net loss for the period from inception
  (April 10, 1998) through March 31, 1999            -             -      (2,182,657)   (2,182,657)
                                            -----------   -----------    -----------   -----------

Balance, March 31, 1999                      43,042,856   $ 4,852,452    $(2,182,657)  $ 2,669,795

Net loss for the six months ended
 September 30, 1999                                  -             -        (860,220)     (860,220)
                                            -----------   -----------    -----------   -----------
Balance at September 30, 1999                43,042,856   $ 4,852,452    $(3,042,877)  $ 1,809,575
                                            ===========   ===========    ===========   ===========



See accompanying notes

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENT OF CASH FLOWS
 FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1999 AND FOR THE PERIOD
      FROM APRIL 10, 1998 (Date of Inception) TO SEPTEMBER 30, 1999
                               (unaudited)


                                                       Period           Three Months     Cumulative
                                                       Ended               Ended        Amounts From
CASH FLOWS FROM OPERATING ACTIVITIES             September 30, 1998  September 30, 1999  Inception
                                                 ------------------  ------------------  ---------
  Net loss                                           $    (25,513)    $   (860,220)    $ (3,042,877)
                                                     ------------     ------------     ------------

ADJUSTMENTS TO RECONCILE NET LOSS
 TO NET CASH USED BY OPERATING ACTIVITIES
  Noncash transactions:
  Depreciation and amortization                                 -            5,710            5,710
  Fair value of stock and an option issued in
       exchange for services and trademark rights               -                -          814,000
  Fair value of stock issued to prospective officers            -                -          142,500
  Fair value of stock transferred to a prospective
       officer by a principal shareholder                       -                -           90,000
  Fair value of stock and an option transferred by
       a principal shareholder in exchange for services         -                -          452,000
  Changes in assets and liabilities:
    Advances from/to affiliates                            24,713           46,581                -
    Other current assets                                        -          (19,846)         (40,121)
    Prepaid management fees                                     -           36,562         (176,719)
    Deposits                                                    -                -           (3,040)
    Accounts payable and accrued expenses                     800          (28,098)         220,440
                                                     ------------     ------------     ------------
  Total adjustments                                        25,513           40,909        1,504,770
                                                     ------------     ------------     ------------

         NET CASH USED BY OPERATING ACTIVITIES                  -         (819,311)      (1,538,107)
                                                     ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of marketable securities                             -       (1,002,977)      (1,002,977)
  Purchases of property and equipment                           -           (4,442)         (35,075)
  Loan to an affiliate                                          -         (100,000)        (100,000)
                                                     ------------     ------------     ------------
                                                                -       (1,107,419)      (1,138,052)
                                                     ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from sale of common stock                       -                -        3,353,952
                                                     ------------     ------------     ------------

NET INCREASE/DECREASE IN CASH AND
  CASH EQUIVALENTS                                              -       (1,926,730)         687,793
                                                     ------------     ------------     ------------

CASH AND CASH EQUIVALENTS, Beginning Balance                    -        2,614,523                -
                                                     ------------     ------------     ------------
CASH AND CASH EQUIVALENTS, Ending Balance            $          -     $    687,793     $    687,793
                                                     ============     ============     ============

See accompanying notes

                     AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999

1.  BUSINESS AND BASIS OF PRESENTATION

BUSINESS AND ORGANIZATION

  Versailles Capital Corporation, a Colorado Corporation, ("Versailles" or the "Company") was incorporated on December 31, 1986. From 1991 through February 22, 1999, Versailles was inactive aside from seeking a business combination candidate.

  British Lion Medical, Inc. ("British Lion") was incorporated in California in August 1997 and commenced operations on April 10, 1998. British Lion was engaged in the pharmaceutical research business with the primary purpose of developing Cytolin(R), a drug designed to protect the immune system, especially in patients suffering from Human Immunodeficiency Virus ("HIV").

  On February 17, 1999, Versailles, British Lion and Amerimmune, Inc. ("Amerimmune"), a newly organized, wholly owned subsidiary of Versailles, entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement on February 23, 1999, each share of British Lion's issued and outstanding no par value common stock (5,853,500 shares) was exchanged for 7.133978 newly issued shares (41,758,740 shares) of Versailles' $0.05 par value per share common stock. After the exchange, former British Lion shareholders acquired approximately 97% of the issued and outstanding voting shares of Versailles and Versailles acquired all of the issued and outstanding shares of British Lion through a merger of British Lion with and into Amerimmune, with Amerimmune as the surviving legal entity (the "Transaction"). Prior to the Transaction, Versailles had nominal assets and liabilities. Unless otherwise noted, all references to the number of shares of common stock in these financial statements are based upon the equivalent post-exchange number of shares of Versailles' common stock.

  For financial reporting purposes, the Transaction has been accounted for as a reverse acquisition whereby British Lion is deemed to have acquired Versailles. Since this was a reverse acquisition, the legal acquiror, Versailles, continued in existence as the legal entity whose shares represent the outstanding common stock of the combined entities. The acquisition has been accounted for as a recapitalization of British Lion based upon historical cost. The recapitalization was given retroactive effect. In connection with the Transaction, Amerimmune succeeded to the business of British Lion and became engaged in the pharmaceutical research business with the primary purpose of developing Cytolin(R). Versailles has assumed the obligations of British Lion including all outstanding stock options and warrants to purchase shares of British Lion's common stock and has issued equivalent shares of Versailles common stock under the same terms and conditions.

  On August 6, 1999, the shareholders of the company adopted an amendment to the Company's articles of incorporation to change the name of the Company to Amerimmune Pharmaceuticals, Inc. from Versailles Capital Corporation.

                     AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1999 (CONTINUED)

BASIS OF PRESENTATION AND MANAGEMENT PLAN

  The accompanying consolidated financial statements of Amerimmune Pharmaceuticals, Inc. and its subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the six months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the period ended March 31, 1999 as filed with the Securities and Exchange Commission. All significant intercompany balances and transactions have been eliminated in consolidation.

  Amerimmune Pharmaceuticals, Inc. (hereinafter the term "Amerimmune Pharmaceuticals" or the "Company" includes the predecessor entity to its current operations, British Lion) is a development stage pharmaceutical research company and has not generated any revenues from operations for the period from April 10, 1998 (the date that British Lion commenced operations) through September 30, 1999. The Company has devoted substantially all of its resources to the acquisition of a license, research and development of Cytolin(R), and expenses related to the startup of its business. The Company has been unprofitable since inception and expects to incur substantial additional operating losses for the next twelve months, as well as for the next few years, as it increases expenditures on research and development and allocates significant and increasing resources to clinical testing, marketing and other activities.

  In November and December 1998, the Company sold 1,426,790 shares of its common stock (at approximately $0.21 per share), for gross proceeds of $300,000, to certain accredited investors in a private placement. In December 1998, the Company began a second private placement of common stock to accredited investors, which was completed on February 22, 1999. The second private placement was made on a minimum/maximum "best efforts" basis. The Company raised the maximum amount of gross proceeds of $3,210,000 (7,633,364 common shares at approximately $.42 per share) and paid cash offering expenses of $159,698. Net cash proceeds from the private placement aggregated $3,050,302. The Company believes that the funds received in these private placements will enable it to satisfy its cash requirements without the need to raise additional funds before March
31, 2000. The Company has begun screening procedures and patient accrual in anticipation of commencing a tolerability, pharmacokinetics and dose-ranging study for Cytolin(R) now that a clinical protocol has been sanctioned by the Food and Drug Administration ("FDA") and the bulk drug has been manufactured, tested, packaged, and released for clinical use. The Company has completed the submission of manufacturing records to the FDA.

                     AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1999 (CONTINUED)

  The Company estimates that it will require significant additional funding over the next three years in order to continue operations and to successfully complete the FDA approval process. The Company believes that additional funds will be needed to fund operations after April 1, 2000. There can be no assurances that such additional capital will be available to the Company on favorable terms, if at all. The failure of the Company to obtain additional funding if and when required would have a material adverse effect on the Company's ability to fulfill its business plan, continue its operations and meet its financial commitments.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents. At September 30, 1999, substantially all cash and cash equivalents were on deposit with one financial institution.

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

                    AMERIMMUNE PHARMACEUTICALS, INC.
                     (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 1999 (CONTINUED)


ACCOUNTING FOR STOCK BASED COMPENSATION

The Company's employee stock option plan is accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" which requires the recognition of expense when the option price is less than the fair value of the stock at the date of grant. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The adoption of SFAS 123 disclosure provisions has no effect on either the Company's balance sheet or its statement of operations.

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

COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements and is effective for fiscal years beginning after December 15, 1997. To date, the Company has not had any transactions that are required to be reported in comprehensive income.

SEGMENT INFORMATION

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related
Information" ("SFAS 131"). This statement establishes standards for the way companies report information about

                      AMERIMMUNE PHARMACEUTICALS, INC.
                       (A DEVELOPMENT STAGE COMPANY)
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 19999 (CONTINUED)

operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers based on the provisions of SFAS 131. The Company has determined that it does not have separately reportable operating segments.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and marketable securities is assumed to be fair value because of the liquidity of these instruments. Accounts payable and accrued expenses and amounts due to affiliated corporations approximate fair value because of the short maturity of these instruments.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.


3. COMMON STOCK

INITIAL ISSUANCE OF SHARES

During October 1998, the Company issued 24,077,174 shares of restricted common stock (at $0.001 per share) to founders for cash in connection with the execution of patent and license agreements. Another 4,280,387 shares were issued in exchange for rights to a trademark. The shareholders who were issued these shares have agreed not to sell any of their shares for a period of two years from the date of issuance of the shares.

In addition, during October 1998, the Company issued 677,728 shares of restricted common stock (at $0.001 per share) for cash to prospective officers. The shares of stock issued were recorded based upon a value of $0.21 a share, the price of the shares subsequently sold in the initial private placement. In connection with these transactions, the Company recorded a non-cash, general and administrative expense of $142,500. These shareholders agreed not to sell any of their shares for a period of two years from the date of issuance of the shares.

INITIAL PRIVATE PLACEMENT

In November and December 1998, the Company sold 1,426,790 shares of its stock, at approximately $0.21 per share for total proceeds of $300,000, to certain accredited investors in an initial private placement ("Initial Private Placement").

                     AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1999 (CONTINUED)

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

In October 1998, the Company also issued 1,284,116 restricted shares to an attorney in exchange for cash of $180 and legal services provided to the Company. The shares of stock issued were recorded based upon a value of $0.21 a share, the price of the shares sold in the Initial Private Placement. In connection with this transaction, the Company recorded a non-cash, general and administrative expense of $270,000. This shareholder has also agreed not to sell any shares for a period of two years.

                     AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1999 (CONTINUED)

In February 1999, a principal shareholder of the Company transferred 713,397 of its restricted shares of the Company's common stock to Battersea upon the completion of the Transaction. In addition, the same principal shareholder granted Battersea an option to purchase 713,397 shares of the Company's common stock at $0.42 per share from its own holdings. The shares of stock transferred were recorded at $300,000 based upon a value of $0.42 per share, the price of the shares sold in the February 22, 1999 private placement. The stock option granted was recorded at $152,000, approximately $0.21 per share, using the Black-Scholes option pricing model. In connection with this transaction, the Company recorded a non-cash, general and administrative expense of $452,000.

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

A reconciliation of the statutory federal income tax rate to the effective tax rate, as a percentage of loss before income tax at March 31, 1999 is as follows:

  Statutory federal income tax (benefit) rate                      (34) %
  Non-deductible expenses                                           23
  Valuation allowance                                               11
                                                                  -------

                                                                     -  %
                                                                  =======

                     AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1999 (CONTINUED)

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

                     AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1999 (CONTINUED)

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

During the period from inception (April 10, 1998) through September 30, 1999, the Company has accrued and recorded research and development expenses of $166,000 in connection with the minimum payments due to Allen through February 23, 2001. The payments have been discounted to their fair value of $166,000 by applying an imputed interest rate of 8% to future cash outflows.

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

                     AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1999 (CONTINUED)

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


LEASE COMMITMENTS

The Company's office facilities are located in Woodland Hills, California. Beginning February 1, 1999, the facilities were rented under the terms of a three-year non-cancelable operating lease agreement, assigned to the Company by an affiliate, WCCS.

The lease is scheduled to expire on January 31, 2002. Minimum future rental payments required over the lease term are as follows:

   Year Ended March 31
   -------------------

         2000                                          $  36,480
         2001                                             41,896
         2002                                             33,368
                                                      -----------
                                                       $ 111,744
                                                      ===========

OTHER CONTINGENCIES

       In September 1999, Allen D. Allen and CytoDyn of New Mexico, Inc. delivered written notice to the Company that they believed that the Termination, Sale and Shareholders Agreement, dated August 1, 1998 (the "Purchase Agreement"), among Allen, CytoDyn and Three R Associates, Inc. ("Three R") is void and is not enforceable due to fraudulent inducement by Three R and other, unspecified reasons. Mr. Allen and CytoDyn have demanded that Three R and its owners surrender any and all stock in the Company as a condition to agreeing to directly license the technology that is the subject of the Purchase Agreement (the "Technology") to the Company. Three R is affiliated with the Company through its ownership by Lois Rezler, Roy S. Azarnoff and Daniel L. Azarnoff, M.D., each of whom has served as a director and/or officer of the Company.

       The Company is currently investigating Mr. Allen's claims and is in preliminary discussions with Mr. Allen and CytoDyn regarding a potential resolution of these claims. If no resolution can be reached, the Company intends to vigorously defend its rights to the Technology. To the Company's knowledge, Allen and CytoDyn have not

                     AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1999 (CONTINUED)

commenced any lawsuit or arbitration with respect to the Purchase Agreement or otherwise taken steps to terminate the Purchase Agreement. However, there can be no assurance that Allen and CytoDyn will not commence formal proceedings against Three R and its affiliates, or against the Company relating to the Purchase Agreement. In the event that Allen and CytoDyn commence such proceedings, the Company may be required to expend significant resources to defend its interests in the Technology. Moreover, if Allen and CytoDyn are successful in any effort to terminate the Purchase Agreement and the Company is unable to negotiate a new agreement with Allen and CytoDyn granting the Company the right to use the Technology or if the Company is unsuccessful in defending its right to the technology, the Company would not be able to pursue its business plan and the Company's business and future prospects will be materially adversely affected.

6.  RELATED PARTY TRANSACTIONS

During the period from inception (April 10, 1998) through September 30, 1999, the Company incurred expenses of $298,480 (of which $127,920 was incurred during the three months ended September 30, 1999) as a result of services performed by an affiliate, WCCS, on behalf of the Company. The Company also advanced $219,375 to WCCS to commence certain services in connection with the development of Cytolin(R) to be performed over a three year period beginning when the management agreement between the parties became effective. As of September 30, 1999, management fees of $75,280 due to WCCS were included in accounts payable.

During the period from inception (April 10, 1998) through September 30, 1999, the Company paid consulting fees of $63,444 (of which $2,583 was paid during the three months ended September 30, 1999) to Allen for providing scientific expertise regarding the development of Cytolin(R) and $68,625 (of which $23,625 was paid during the three months ended September 30, 1999) pursuant to the Patent and Trademark License Agreement.

During the period from inception (April 10, 1998) through September 30, 1999, the Company incurred legal expenses of $17,500 (of which $7,500 was incurred during the three months ended September 30, 1999) for an attorney who is also a director of the Company.

Since inception, the Company has used part of an office facility and administrative services provided by WCCS at no cost. On February 1, 1999, the Company was assigned a long-term noncancellable operating lease agreement with an unrelated party by WCCS.

During June 1999, the Company loaned CytoDyn $100,000 to facilitate payment by CytoDyn of certain legal and office expenses and to facilitate repayment to the Company by CytoDyn of previous advances. This loan bears interest at a rate of 8% per annum and is due together with accrued interest on or before February 23, 2001. Such loan is secured by 300,000 shares of Company common stock which are owned by CytoDyn. The Company believes that this loan is fully recoverable.

                     AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1999 (CONTINUED)

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

During the period from inception (April 10, 1998) through September 30, 1999, options for 2,432,684 shares were granted to Directors and employees of the Company at an exercise price of $0.42 per share, and options for 50,000 shares were granted to the Company's Medical Advisory Board members at an exercise price of $2.50 per share. No options were exercised or canceled during this period. At September 30, 1999, options for 4,651,286 additional shares were available for future grants under the Plan. At September 30, 1999, no options were exercisable.

As of September 30, 1999, in addition to the outstanding options for 2,482,684 shares granted to Directors, employees and Medical Advisory Board members, the Company had an additional outstanding option for 1,426,794 common shares and warrants outstanding to purchase 515,308 shares of the Company's common stock which are exercisable at a price of $0.42 per share.


8.  PROPERTY AND EQUIPMENT

                                                  MARCH 31,   SEPTEMBER 30,
                                                    1999          1999
                                                  ---------   -------------
     Office furniture and equipment              $   26,891     $   30,568
     Leasehold improvements                           3,742          4,507
                                                ------------   ------------
                                                     30,633         35,075

     Less accumulated depreciation                        -          5,710
     and amortization
                                                ------------   ------------
                                                 $   30,633     $   29,365
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

PLAN OF OPERATION

The Company (for purposes of this section, the term the "Company" includes the predecessor entity to its current operations, British Lion) is a development stage pharmaceutical research company and has not generated any revenues from operations for the period from April 10, 1998 (the date that British Lion commenced operations) through September 30, 1999. The Company is engaged in the pharmaceutical research business with the primary purpose of developing Cytolin(R), a drug designed to protect the immune system, especially in patients suffering from Human Immunodeficiency Virus (HIV). The Company believes that Cytolin(R) is an important drug for the growing number of patients who have not been receiving treatment, for those who are on multi-drug therapy, and for those who have become resistant to drugs currently used to treat the HIV/AIDS virus. The Company intends to seek governmental approval from the Food and Drug Administration ("FDA") for Cytolin(R). The Company expects FDA approval for regular sales of Cytolin(R) to take at least three years. The Company has devoted substantially all of its resources to the acquisition of a license, research and development of Cytolin(R), and expenses related to the startup of its business. The Company has been unprofitable since inception and expects to incur substantial additional operating losses for the next twelve months, as well as for the next few years, as it increases expenditures on research and development and allocates significant and increasing resources to clinical testing, marketing and other activities.

In November and December 1998, the Company sold 1,426,790 shares of its stock (at approximately $0.21 per share), for gross proceeds of $300,000, to certain accredited investors in a private placement. In December 1998, the Company began another private placement of common stock to accredited investors, which was completed on February

22, 1999. The subsequent private placement was made on a minimum/maximum "best efforts" basis. The Company raised the maximum amount of gross proceeds of $3,210,000 (7,633,364 shares at approximately $0.42 per share) and paid cash private placement expenses of $159,698. Net cash proceeds from the private placement aggregated $3,050,302. The Company believes that its success in these private placements will enable it to satisfy its cash requirements without the need to raise additional funds before March 31, 2000. The Company has begun screening procedures and patient accrual in anticipation of commencing a tolerability, pharmacokinetics and dose-ranging study for Cytolin(R) now that a clinical protocol has been sanctioned by the FDA and the bulk drug has been manufactured, tested, packaged, and released for clinical use. The Company has completed the submission of manufacturing records to the FDA.

       The Company estimates that it will require significant additional funding over the next three years in order to continue operations and to successfully complete the FDA approval process. The Company believes that additional funds will be needed to fund operations after April 1, 2000. There can be no assurance that such additional capital will be available to the Company on favorable terms, if at all. The failure of the Company to obtain additional funding if and when required would have a material adverse effect on the Company's ability to fulfill its business plan, continue its operations and meet its financial commitments.

In October 1998, the Company entered into a three year management agreement for $585,000 per year with WCCS. The agreement is scheduled to expire on February 23, 2002. The management agreement provides services by WCCS to the Company for the purpose of assisting the Company in obtaining FDA approval to market Cytolin(R) for commercial use.

RESULTS OF OPERATIONS

From April 10, 1998 to March 31, 1999, the Company incurred $422,293 in research and development expenses, $1,769,311 in general and administrative expenses and $8,947 in interest income net of other expenses, resulting in a loss of $2,182,657 (which included significant non-cash, general and administrative expenses aggregating $1,498,500 related primarily to issuance of securities in exchange for services) for the period ended March 31, 1999. The expenses incurred during this period relate primarily to the commencement of business operations, the acquisition of a license, fundraising activities and merger expenses.

For the three months ended September 30, 1999, the Company incurred $ 273,907 in research and development expenses, $157,615 in general and administrative expenses and $15,370 in interest income net of other expenses, resulting in a net loss of $416,152. The expenses incurred during this period relate primarily to commencement of research activities, regulatory and administrative expenses.

For the three months ended September 30, 1998, the Company incurred a net loss of $14,684 which relates to the initial commencement of operations.

For the six months ended September 30, 1999, the Company incurred $533,440 in research and development expenses, $366,149 in general and administrative expenses and $40,169 in interest income net of other expenses, resulting in a net loss of

$860,220. The expenses incurred during this period relate primarily to commencement of research activities, regulatory and administrative expenses.

For the period of inception (April 10, 1998) through September 30, 1999, the Company incurred a net loss of $25,513, which relates to the initial commencement of operations.

The Company's activities to date are not as broad in depth or scope as the activities it must undertake in the future, and the Company's historical operations and financial information are not indicative of its future operating results or financial condition or its ability to operate profitably as a commercial enterprise if and when it succeeds in bringing any product to market.

CAPITAL RESOURCES AND LIQUIDITY

From the commencement of operations of April 10, 1998 to September 30, 1999, the Company had no operating revenues and incurred net losses of $ 3,042,877. At September 30, 1999, the Company had working capital of $ 1,573,576. The Company requires significant capital to conduct the research and development and pre clinical and clinical testing of Cytolin(R) that is necessary in order to complete the FDA approval process. Management of the Company does not expect to generate revenue from operations within the next year. The Company believes that additional funds will be needed to fund operations after April 1, 2000. There can be no assurance that such additional capital will be available to the Company on favorable terms, if at all. The failure of the Company to obtain additional funding if and when required would have a material adverse effect on the Company's ability to fulfill its business plan, continue its operations and meet its financial commitments.


In October 1998, the Company entered into a Patent and Trademark License Agreement (the "Agreement") with Three R. The Company was granted an irrevocable, exclusive, worldwide license to use all present and future patent rights, knowledge and background technology owned by Three R relating to the product, Cytolin(R). In addition, the Agreement granted the Company a sublicense to the trademark Cytolin(R). The Agreement was consummated simultaneously with the Company's acquisition of British Lion. The Company issued 21,936,981 shares of its common stock at $.001 per share to Three R upon execution of the Agreement, and the Company also agreed to assume Three R's obligations to pay Mr. Allen $1,350,000, payable quarterly over a fifteen year period, and fees of $10,000 per year for consulting services under the agreements discussed above between Three R and Mr. Allen (See Note 5 to Unaudited Consolidated Financial Statements contained in
Part I - Item 1). The Company could abandon its patent rights with no further obligations after minimum payments aggregating $180,000 to Allen, with one year's notice beginning February 23, 2000.

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

                                PART II

ITEM 1.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings which management believes to be material, and, except as disclosed in Item 5, there are no such proceedings which are known to be contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       (a) The Company's annual meeting of shareholders was held on August 6, 1999.

       (b) The Company's shareholders elected 6 directors to serve until the next annual meeting of shareholder's and until their successors are duly elected and qualify. Elected to the Board of Director's were Daniel L. Azarnoff, M.D.; Roy S. Azarnoff; Kimberlie L. Cerrone; Michael A Davis, M.D.; O.B. Parrish; and Lois Rezler. All are incumbent directors.

       (c)  The following matters were voted upon at the annual meeting:

            1. To elect 6 directors to serve until the next annual meeting of shareholder's and until their successors are duly elected and qualify.

                 FOR            AGAINST             ABSTAIN
             ----------         -------             -------
             34,106,559         5,029,454            2,800

            2. To adopt an amendment to Article I of the Amended and Restated Articles of Incorporation of the Company to change the name of The Company from "Versailles Capital
                 Corporation" to "Amerimmune Pharmaceuticals, Inc.".

                 FOR            AGAINST             ABSTAIN
             ----------         -------             -------
             39,138,009           701                 103

            3. To consider and approve the Versailles Capital Corporation 1998 Omnibus Stock Incentive Plan, as amended.

                 FOR            AGAINST             ABSTAIN
             ----------         -------             -------
             33,395,107         5,242,774           251,128

            4. To ratify the selection of Ernst and Young LLP as the Company's independent auditors for the fiscal year ending March 31, 2000.

                 FOR            AGAINST             ABSTAIN
             ----------         -------             -------
             39,127,410            -                 11,403

ITEM 5.  OTHER INFORMATION

       In September 1999, Allen D. Allen and CytoDyn of New Mexico, Inc. delivered written notice to the Company that they believed that the Termination, Sale and Shareholders Agreement, dated August 1, 1998 (the "Purchase Agreement"), among Allen, CytoDyn and Three R Associates, Inc. ("Three R") is void and is not enforceable due to fraudulent inducement by Three R and other, unspecified reasons. Mr. Allen and CytoDyn have demanded that Three R and its owners surrender any and all stock in the Company as a condition to agreeing to directly license the technology that is the subject of the Purchase Agreement (the "Technology") to the Company. Three R is affiliated with the Company through its ownership by Lois Rezler, Roy S. Azarnoff and Daniel L. Azarnoff, M.D., each of whom has served as a director and/or officer of the Company.

       The Company is currently investigating Mr. Allen's claims and is in preliminary discussions with Mr. Allen and CytoDyn regarding a potential resolution of these claims. If no resolution can be reached, the Company intends to vigorously defend its rights to the Technology. To the Company's knowledge, Allen and CytoDyn have not commenced any lawsuit or arbitration with respect to the Purchase Agreement or otherwise taken steps to terminate the Purchase Agreement. However, there can be no assurance that Allen and CytoDyn will not commence formal proceedings against Three
R and its affiliates, or against the Company relating to the Purchase Agreement. In the event that Allen and CytoDyn commence such proceedings, the Company may be required to expend significant resources to defend its interests in the Technology. Moreover, if Allen and CytoDyn are successful in any effort to terminate the Purchase Agreement and the Company is unable to negotiate a new agreement with Allen and CytoDyn granting the Company the right to use the Technology or if the Company is unsuccessful in defending its rights to the Technology, the Company would not be able to pursue its business plan and the Company's business and future prospects will be materially adversely affected.

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


       3.2  Amended and Restated By-Laws. (1)

       3.3 Articles of Merger, as filed with the Colorado Secretary of State on February 23, 1999. (2)

       3.4  Articles of Amendment to the Articles of Incorporation.

       27   Financial Data Schedule
_________________________________________________________________________

       (1)  Incorporated by reference to the Registrant's Registration
            Statement on   Form 10-SB, as filed with the Commission on
            July 22, 1997.

       (2) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated March 10, 1999.

       (b)  Reports on Form 8-K
            -------------------

    During the three months ended September 30, 1999, the Company filed two Current Reports on Form 8-K as follows:

    Form 8-K, dated August 6, 1999, reporting on the annual meeting of shareholders under Item 5 of such form.

    Form 8-K, dated September 20, 1999, reporting on resignation of a director under Item 5 of such form.

                              SIGNATURES
                              ----------

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         AMERIMMUNE PHARMACEUTICALS, INC.


      Signatures                       Title                  Date
      ----------                       -----                  ----

/s/ O.B. Parrish                  Chairman of the Board    November 12, 1999
---------------------------------     and Director
O.B. Parrish


/s/ Wellington A. Ewen            Chief Financial Officer  November 12, 1999
----------------------------------
Wellington A. Ewen, M.B.A., C.P.A.