Form 10QSB
period 1999-12-31
AMERIMMUNE PHARMACEUTICALS INC
filed 2000-02-14
CIK 818808

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                               FORM 10-QSB


[ x ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  December 31, 1999

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

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF JANUARY 31, 2000, 43,042,856 SHARES OF THE ISSUER'S COMMON STOCK, $0.05 PAR VALUE PER SHARE, WERE OUTSTANDING.

Transitional Small Business Disclosure Format (check one):

Yes        No   X
    -----     -----

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


PART I                    FINANCIAL INFORMATION                  PAGE NO.

Item 1. Financial Statements:

Consolidated Balance Sheet - March 31, 1999 and December 31, 1999
(unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .2

Consolidated Statement of Operations - For the Three Months Ended
December 31, 1998 and 1999 (unaudited) . . . . . . . . . . . . . . . . .3

Consolidated Statement of Operations - For the Nine Months Ended
December 31, 1998 and 1999 and Cumulative Amounts from Inception
(April 10, 1998) through December 31, 1999 (unaudited) . . . . . . . . .4

Consolidated Statement of Changes in Shareholders' Equity - For the Period from Inception (April 10, 1998) through
December 31, 1999 (unaudited). . . . . . . . . . . . . . . . . . . . . .5

Consolidated Statement of Cash Flows - For the Nine Months Ended
December 31, 1998 and 1999 and Cumulative Amounts from Inception
(April 10, 1998) through December 31, 1999 (unaudited) . . . . . . . . .6

Notes to Unaudited Consolidated Financial Statements . . . . . . . . . .7

Item 2. Management's Discussion and Analysis and Plan of Operation . . 19

PART II                     OTHER INFORMATION

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 23

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . 23

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 24

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 25

PART I

Item 1. Financial Statements

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED BALANCE SHEET
                   MARCH 31, 1999 and DECEMBER 31, 1999
                               (unaudited)


                                 ASSETS

CURRENT ASSETS                                                        March 31, 1999 December 31, 1999
                                                                      -------------- -----------------
  Cash and cash equivalents                                           $  2,614,523   $    484,415
  Marketable securities                                                          -      1,016,819
  Advances to an affiliate                                                  46,581              -
  Current portion of prepaid management fees - affiliated corporation       73,125         -
  Other current assets                                                      20,275          2,830
                                                                      ------------   ------------

         TOTAL CURRENT ASSETS                                            2,754,504      1,504,064
                                                                      ------------   ------------

PROPERTY AND EQUIPMENT, NET                                                 30,633         26,420
                                                                      ------------   ------------

OTHER ASSETS
  Prepaid management fees - affiliated corporation                         140,156              -
  Loan receivable from an affiliate                                              -        100,000
  Deposits                                                                   3,040          3,040
                                                                      ------------   ------------
                                                                           143,196        103,040
                                                                      ------------   ------------

         TOTAL ASSETS                                                 $  2,928,333   $  1,633,524
                                                                      ============   ============


                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                    $    114,597   $     52,917
  Accrued liabilities                                                      143,941         90,497
                                                                      ------------   ------------

         TOTAL CURRENT LIABILITIES                                         258,538        143,414
                                                                      ------------   ------------

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS' EQUITY
  Preferred stock $0.10 par value, 50,000,000 shares authorized,
    no shares issued or outstanding                                              -              -
  Common stock $0.05 par value, 100,000,000 shares authorized,
    43,042,856 shares issued and outstanding                             4,852,452      4,905,852
  Deficit accumulated during the development stage                      (2,182,657)    (3,415,742)
                                                                      ------------   ------------

         TOTAL SHAREHOLDERS' EQUITY                                      2,669,795      1,490,110
                                                                      ------------   ------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $  2,928,333   $  1,633,524
                                                                      ============   ============


See accompanying notes

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENT OF OPERATIONS
          FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1999
                               (unaudited)

                                                                      Three Months      Three Months
                                                                         Ended             Ended
                                                                   December 31, 1998 December 31, 1999
COSTS AND EXPENSE                                                  ----------------- -----------------

  Research and development                                            $    268,284   $    138,919
  General and administrative                                               969,270        252,771
                                                                      ------------   ------------


         OPERATING LOSS                                                 (1,237,554)      (391,690)



OTHER INCOME (EXPENSE)

  Interest income                                                              629         21,525
  Interest expense                                                               -         (2,700)
                                                                      ------------   ------------


                                                                               629         18,825
                                                                      ------------   ------------


LOSS BEFORE PROVISION

  FOR INCOME TAXES                                                      (1,236,925)      (372,865)


PROVISION FOR INCOME TAXES                                                       -              -
                                                                      ------------   ------------

NET LOSS                                                              $ (1,236,925)  $   (372,865)
                                                                      ============   ============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                         $      (0.04)  $      (0.01)
                                                                      ============   ============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING - BASIC AND DILUTED                                       30,148,810     43,042,856
                                                                      ============   ============






See accompanying notes

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENT OF OPERATIONS
 FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND 1999 AND FOR THE PERIOD
      FROM APRIL 10, 1998 (Date of Inception) TO DECEMBER 31, 1999
                               (unaudited)

                                            Period          Nine Months      Cumulative
                                             Ended             Ended        Amounts From
COSTS AND EXPENSES                     December 31, 1998 December 31, 1999   Inception
                                       ----------------- -----------------   ---------
  Research and development               $    286,809     $    672,359     $  1,094,652
  General and administrative                  975,458          618,920        2,388,231
                                         ------------     ------------     ------------

         OPERATING LOSS                    (1,262,267)      (1,291,279)      (3,482,883)

OTHER INCOME (EXPENSE)

  Interest income                                 629           64,475           74,663
  Interest expense                                  -           (5,481)          (5,922)
                                         ------------     ------------     ------------

                                                  629           58,994           68,741
                                         ------------     ------------     ------------

LOSS BEFORE PROVISION
  FOR INCOME TAXES                         (1,261,638)      (1,232,285)      (3,414,142)

PROVISION FOR INCOME TAXES                        800              800            1,600
                                         ------------     ------------     ------------

NET LOSS                                 $ (1,262,438)    $ (1,233,085)    $ (3,415,742)
                                         ============     ============     ============

NET LOSS PER COMMON SHARE - BASIC AND
  DILUTED                                $      (0.05)    $      (0.03)    $      (0.10)
                                         ============     ============     ============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING - BASIC AND DILUTED          24,787,881       43,042,856       34,604,062
                                         ============     ============     ============





See accompanying notes

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
        CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
         FOR THE PERIOD FROM APRIL 10, 1998 (Date of Inception)
                          TO DECEMBER 31, 1999
                               (unaudited)

                                                                          DEFICIT
                                                  COMMON STOCK          ACCUMULATED
                                                  ------------           DURING THE
                                              NUMBER                    DEVELOPMENT
                                             OF SHARES       AMOUNT        STAGE          TOTAL
                                             ---------       ------        -----          -----
Issuance of common stock to founders on
  October 24, 1998 at $0.001 per share       24,077,174   $     3,650   $         -    $     3,650
Fair value of stock and an option issued
  on October 24, 1998 in exchange for
  services and trademark rights               7,704,696       814,000             -        814,000
Fair value of stock issued to prospective
  officers on October 24, 1998                  677,728       142,500             -        142,500
Issuance of common stock in a private
  placement in November and December
  1998 at $0.21 per share                     1,426,790       300,000             -        300,000
Fair value of stock and an option
  transferred by a principal stockholder
  on February 16, 1999 in exchange for
  services                                           -        452,000             -        452,000
Issuance of common stock in a private
  placement in February 1999 at $0.42 per
  share                                       7,872,352     3,050,302             -      3,050,302
Fair value of stock transferred to a
  prospective officer by a principal
  stockholder on February 23, 1999                   -         90,000             -         90,000
Merger of Versailles Capital Corporation      1,284,116            -              -             -
Net loss for the period from inception
  (April 10, 1998) through March 31, 1999            -             -      (2,182,657)   (2,182,657)
                                            -----------   -----------    -----------   -----------

Balance, March 31, 1999                      43,042,856   $ 4,852,452    $(2,182,657)  $ 2,669,795

Modification of stock options                        -         53,400             -         53,400

Net loss for the nine months ended
 December 31, 1999                                   -             -      (1,233,085)   (1,233,085)
                                            -----------   -----------    -----------   -----------
Balance at December 31, 1999                 43,042,856   $ 4,905,852    $(3,415,742)  $ 1,490,110
                                            ===========   ===========    ===========   ===========





                                    5
See accompanying notes

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENT OF CASH FLOWS
 FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND 1999 AND FOR THE PERIOD
      FROM APRIL 10, 1998 (Date of Inception) TO DECEMBER 31, 1999
                               (unaudited)


                                                              Period           Nine Months      Cumulative
                                                               Ended              Ended        Amounts From
CASH FLOWS FROM OPERATING ACTIVITIES                     December 31, 1998  December 31, 1999   Inception
                                                         -----------------  -----------------   ---------
  Net loss                                                  $ (1,262,438)    $ (1,233,085)    $ (3,415,742)
                                                            ------------     ------------     ------------

ADJUSTMENTS TO RECONCILE NET LOSS
 TO NET CASH USED BY OPERATING ACTIVITIES
  Noncash transactions:
  Depreciation and amortization                                        -            8,655            8,655
  Fair value of stock and an option issued in exchange for
         services and trademark rights                           814,000                -          814,000
  Fair value of stock issued to prospective officers             142,500                -          142,500
  Fair value of stock transferred to a prospective officer by
         a principal shareholder                                       -                -           90,000
  Fair value of stock and an option transferred by a principal
         shareholder in exchange for services                          -                -          452,000
  Modification of stock options                                        -           53,400           53,400
  Changes in assets and liabilities:
    Advances from/to affiliates                                   94,869           46,581                -
    Other current assets                                               -           17,445           (2,830)
    Prepaid management fees                                     (219,375)         213,281                -
    Deposits                                                     (55,207)               -           (3,040)
    Accounts payable and accrued expenses                        186,011         (115,124)         143,414
                                                            ------------     ------------     ------------
  Total adjustments                                              962,798          224,238        1,698,099
                                                            ------------     ------------     ------------

         NET CASH USED BY OPERATING ACTIVITIES                  (299,640)      (1,008,847)      (1,717,643)
                                                            ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of marketable securities                                    -       (1,016,819)      (1,016,819)
  Purchases of property and equipment                                  -           (4,442)         (35,075)
  Loan to an affiliate                                                 -         (100,000)        (100,000)
                                                            ------------     ------------     ------------
                                                                       -       (1,121,261)      (1,151,894)
                                                            ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from sale of common stock                         303,650                -        3,353,952
                                                            ------------     ------------     ------------

NET INCREASE/DECREASE IN CASH AND
 CASH EQUIVALENTS                                                  4,010       (2,130,108)         484,415
                                                            ------------     ------------     ------------

CASH AND CASH EQUIVALENTS, Beginning Balance                           -        2,614,523                -
                                                            ------------     ------------     ------------
CASH AND CASH EQUIVALENTS, Ending Balance                   $      4,010     $    484,415     $    484,415
                                                            ============     ============     ============

                                    6
  See accompanying notes

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1999

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

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1999 (CONTINUED)

BASIS OF PRESENTATION AND MANAGEMENT PLAN

The accompanying consolidated financial statements of Amerimmune Pharmaceuticals, Inc. and its subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the nine months ended December 31, 1999 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the period ended March 31, 1999 as filed with the Securities and Exchange Commission. All significant intercompany balances and transactions have been eliminated in consolidation.

Amerimmune Pharmaceuticals, Inc. (hereinafter the term "Amerimmune Pharmaceuticals" or the "Company" includes the predecessor entity to its current operations, British Lion) is a development stage pharmaceutical research company and has not generated any revenues from operations for the period from April 10, 1998 (the date that British Lion commenced operations) through December 31, 1999. The Company has devoted substantially all of its resources to the acquisition of a license, research and development of Cytolin(R), and expenses related to the startup of its business. The Company has been unprofitable since inception and expects to incur substantial additional operating losses for the next twelve months, as well as for the next few years, as it increases expenditures on research and development and allocates significant and increasing resources to clinical testing, marketing and other activities.


In November and December 1998, the Company sold 1,426,790 shares of its common stock (at approximately $0.21 per share), for gross proceeds of $300,000, to certain accredited investors in a private placement. In December 1998, the Company began a second private placement of common stock to accredited investors, which was completed on February 22, 1999. The second private placement was made on a minimum/maximum "best efforts" basis. The Company raised the maximum amount of gross proceeds of $3,210,000 (7,633,364 common shares at approximately $.42 per share) and paid cash offering expenses of $159,698. Net cash proceeds from the private placement aggregated $3,050,302. The Company believes that the funds received in these private placements will enable it to satisfy its cash requirements without the need to raise additional funds before May 31, 2000. The Company has begun screening procedures and patient accrual in anticipation of commencing a tolerability, pharmacokinetics and dose-ranging study for Cytolin(R) now that a clinical protocol has been sanctioned by the Food and Drug Administration ("FDA") and the bulk drug has been manufactured, tested, packaged, and released for clinical use. The Company has completed the submission of manufacturing records to the FDA.

The Company estimates that it will require significant additional funding over the next

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1999 (CONTINUED)

three years in order to continue operations and to successfully complete the FDA approval process. The Company believes that additional funds will be needed to fund operations after June 1, 2000. There can be no assurances that such additional capital will be available to the Company on favorable terms, if at all. The failure of the Company to obtain additional funding if and when required would have a material adverse effect on the Company's ability to fulfill its business plan, continue its operations and meet its financial commitments.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents. At December 31, 1999, substantially all cash and cash equivalents were on deposit with one financial institution.

PROPERTY AND EQUIPMENT

Office furniture and equipment is recorded at cost. Depreciation commences as items are placed in service and is computed on a straight-line method over their estimated useful lives of three years.

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

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1999 (CONTINUED)

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and marketable securities is assumed to be fair value

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1999 (CONTINUED)

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

FEBRUARY 22, 1999 PRIVATE PLACEMENT

As described in Note 1, pursuant to the Merger Agreement, and as a condition precedent to the Transaction, the Company successfully completed a private placement of its common stock on February 22, 1999. Through this private placement, the Company raised net cash proceeds of $3,050,302 (gross proceeds of $3,210,000 less cash private placement expenses of $159,698). The Company also incurred non-cash expenses of $210,294 in connection with this private placement. In addition, the Company (i) issued 238,988 shares of its restricted common stock with a fair value of approximately $0.42 per share to an investor for assisting in this private placement of the Company's common stock ($100,500) and (ii) issued 515,308 warrants at a price of $0.42 per share to a

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1999 (CONTINUED)

private placement agent as commissions (the fair value of these warrants was estimated to be $109,794).

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

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1999 (CONTINUED)

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

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1999 (CONTINUED)

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

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1999 (CONTINUED)

trademark name, Cytolin(R). The Agreement was consummated simultaneously with the Company's merger with Versailles.

The Company issued 21,936,981 shares of its common stock to Three R upon execution of the Agreement, and the Company also assumed Three R's obligations to pay Allen under the agreements discussed above between Three
R and Allen. Allen and CytoDyn have informed the Company of their intention to attempt to rescind the agreements between Three R and CytoDyn and Allen and to seek cancellation of the shares in the Company issued to Three R in connection with such agreements. See "Other Contingencies" below.

During the period from inception (April 10, 1998) through December 31,
1999, the Company accrued and recorded research and development expenses of $166,000 in connection with the minimum payments due to Allen through February 23, 2001. The payments were discounted to their fair value of $166,000 by applying an imputed interest rate of 8% to future cash outflows.

MANAGEMENT AGREEMENT

In October 1998, the Company entered into a three year management agreement for $585,000 per year with Western Center for Clinical Studies, Inc.
("WCCS"), a corporation that is affiliated with the Company and is wholly-owned by three of the Company's officers and directors. The agreement was scheduled to expire on February 23, 2002. The management agreement provides services by WCCS to the Company for the purpose of assisting the Company in obtaining FDA approval to market Cytolin(R) for commercial use.
In November 1999, the Company notified WCCS of rescission of this agreement based upon the Company's belief that WCCS made certain fraudulent representations to the Company and breeched its performance under the agreement.

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

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1999 (CONTINUED)

The lease is scheduled to expire on January 31, 2002. Minimum future rental payments required over the lease term are as follows:


     Year Ended March 31
     -------------------

          2000                                         $   36,480
          2001                                             41,896
          2002                                             33,368
                                                       ----------
                                                       $  111,744
                                                       ==========


OTHER CONTINGENCIES

In September 1999, Allen D. Allen and CytoDyn of New Mexico, Inc. delivered written notice to the Company that they believed that the Termination, Sale and Shareholders Agreement, dated August 1, 1998 (the "Purchase Agreement"), among Allen, CytoDyn and Three R Associates, Inc. ("Three R") is void and is not enforceable due to fraudulent inducement by Three R and other unspecified reasons. Allen and CytoDyn have demanded that Three R and its owners surrender any and all stock in the Company as a condition to agreeing to directly license the technology that is the subject of the Purchase Agreement (the "Technology") to the Company. Three R is affiliated with the Company through its ownership by Lois Rezler, Roy S. Azarnoff and Daniel L. Azarnoff, M.D., each of whom has served as a director and/or officer of the Company.

The Company is in discussions with Allen and CytoDyn regarding a potential agreement with CytoDyn and Allen which would preserve the Company's rights to the Technology in the event Allen is successful in his efforts to rescind the agreements with Three R and its affiliates. If no agreement can be reached with CytoDyn and Allen, the Company intends to vigorously defend its rights to the Technology. To the Company's knowledge, Allen and CytoDyn have not commenced any lawsuit or arbitration with respect to the Purchase Agreement or otherwise taken steps to terminate the Purchase Agreement. However, there can be no assurance that Allen and CytoDyn will not commence formal proceedings against Three R and its affiliates, or against the Company relating to the Purchase Agreement. In the event that Allen and CytoDyn commence such proceedings, the Company may be required to expend significant resources to defend its interests in the Technology. Moreover, if Allen and CytoDyn are successful in any effort to terminate the Purchase Agreement and the Company is unable to negotiate a new agreement with Allen and CytoDyn granting the Company the right to use the Technology or if the Company is unsuccessful in defending its right to the technology, the Company would not be able to pursue its business plan and the Company's business and future prospects will be materially adversely affected.

In January 2000, the Company received a letter from CytoDyn and Allen in which CytoDyn indicated that it would consider any rights asserted by the Company to any of the Technology to be terminated in the event the Company or any of its officers or directors entered into agreements with Three R or its principals pursuant to which such persons would be entitled to retain shares and/or directorships in the Company or,

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1999 (CONTINUED)


directly or indirectly, purport to retain interests in the Technology.


6.  RELATED PARTY TRANSACTIONS

During the period from inception (April 10, 1998) through December 31,
1999, the Company incurred expenses of $442,575 (of which $176,719 was incurred during the three months ended December 31, 1999) as a result of services performed by an affiliate, WCCS, on behalf of the Company. The
Company had advanced $219,375 to WCCS to commence certain services in connection with the development of Cytolin(R) to be performed over a three year period beginning when the management agreement between the parties became effective. In November 1999, the Company notified WCCS of rescission of this agreement and expensed the remaining prepaid advance balance.

During the period from inception (April 10, 1998) through December 31, 1999, the Company paid consulting fees of $66,069 (of which $2,625 was paid during the three months ended December 31, 1999) to Allen for providing scientific expertise regarding the development of Cytolin(R) and $92,250 (of which $23,625 was paid during the three months ended December 31, 1999) pursuant to the Patent and Trademark License Agreement. As of December 31, 1999, $1,750 of such fees were included in accounts payable.

During the period from inception (April 10, 1998) through December 31, 1999, the Company incurred legal expenses of $10,000 (none of which were incurred during the three months ended December 31, 1999) for an attorney who is also a director of the Company.

Since inception through January 31, 1999, the Company used part of an office facility and administrative services provided by WCCS at no cost. On February 1, 1999, the Company was assigned a long-term noncancellable operating lease agreement with an unrelated party by WCCS.

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

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1999 (CONTINUED)

Options granted under the Plans generally vest over a one to three year period from the date of the grant.

During the period from inception (April 10, 1998) through December 31, 1999, options for 2,432,684 shares were granted to Directors and employees of the Company at an exercise price of $0.42 per share, and options for 50,000 shares were granted to the Company's Medical Advisory Board members at an exercise price of $2.50 per share. No options were exercised and 370,718 options were canceled during this period. At December 31, 1999, options for 5,022,004 additional shares were available for future grants under the Plan. At December 31, 1999, 471,735 options were exercisable.

In November 1999, the Company modified certain option termination dates in connection with a separation agreement with an officer and recorded a non-cash compensation expense of $53,400.

As of December 31, 1999, in addition to the outstanding options for 2,111,966 shares granted to Directors, employees and Medical Advisory Board members, the Company had an additional outstanding option for 1,426,794 common shares and warrants outstanding to purchase 515,308 shares of the Company's common stock which are exercisable at a price of $0.42 per share.

8.  PROPERTY AND EQUIPMENT

                                                 MARCH 31,     DECEMBER 31,
                                                   1999            1999
                                                 ---------     ------------

     Office furniture and equipment              $   26,891     $   30,568
     Leasehold improvements                           3,742          4,507
                                                ------------   ------------
                                                     30,633         35,075

     Less accumulated depreciation                        -          8,655
     and amortization
                                                ------------   ------------
                                                 $   30,633     $   26,420
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

PLAN OF OPERATION

The Company (for purposes of this section, the term the "Company" includes the predecessor entity to its current operations, British Lion) is a development stage pharmaceutical research company and has not generated any revenues from operations for the period from April 10, 1998 (the date that British Lion commenced operations) through December 31, 1999. The Company is engaged in the pharmaceutical research business with the primary purpose of developing Cytolin(R), a drug designed to protect the immune system, especially in patients suffering from Human Immunodeficiency Virus (HIV). The Company believes that Cytolin(R) is an important drug for the growing number of patients who have not been receiving treatment, for those who are on multi-drug therapy, and for those who have become resistant to drugs currently used to treat the HIV/AIDS virus. The Company intends to seek governmental approval from the Food and Drug Administration ("FDA") for Cytolin(R). The Company expects FDA approval for regular sales of Cytolin(R) to take at least three years. The Company has devoted substantially all of its resources to the acquisition of a license, research and development of Cytolin(R), and expenses related to the startup of its business. The Company has been unprofitable since inception and expects to incur substantial additional operating losses for the next twelve months, as well as for the next few years, as it increases expenditures on research and development and allocates significant and increasing resources to clinical testing, marketing and other activities.

In November and December 1998, the Company sold 1,426,790 shares of its stock (at approximately $0.21 per share), for gross proceeds of $300,000, to certain accredited investors in a private placement. In December 1998, the Company began another private placement of common stock to accredited investors, which was completed on February

22, 1999. The subsequent private placement was made on a minimum/maximum "best efforts" basis. The Company raised the maximum amount of gross proceeds of $3,210,000 (7,633,364 shares at approximately $0.42 per share) and paid cash private placement expenses of $159,698. Net cash proceeds from the private placement aggregated $3,050,302. The Company believes that its success in these private placements will enable it to satisfy its cash requirements without the need to raise additional funds before May 31, 2000. The Company has begun screening procedures and patient accrual in anticipation of commencing a tolerability, pharmacokinetic and dose-ranging study for Cytolin(R) now that a clinical protocol has been sanctioned by the FDA and the bulk drug has been manufactured, tested, packaged, and released for clinical use. The Company has completed the submission of manufacturing records to the FDA.

The Company estimates that it will require significant additional funding over the next three years in order to continue operations and to successfully complete the FDA approval process. The Company believes that additional funds will be needed to fund operations after June 1, 2000. There can be no assurance that such additional capital will be available to the Company on favorable terms, if at all. The failure of the Company to obtain additional funding if and when required would have a material adverse effect on the Company's ability to fulfill its business plan, continue its operations and meet its financial commitments.

In October 1998, the Company entered into a three year management agreement for $585,000 per year with WCCS. The agreement was scheduled to expire on February 23, 2002. The management agreement provides services by WCCS to the Company for the purpose of assisting the Company in obtaining FDA approval to market Cytolin(R) for commercial use. In November 1999, the Company notified WCCS of rescission of this agreement.

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

For the three months ended December 31, 1999, the Company incurred $138,919 in research and development expenses, $252,771 in general and administrative expenses and $18,825 in interest income net of other expenses, resulting in a net loss of $372,865. The expenses incurred during this period relate primarily to commencement of research activities, regulatory and administrative expenses.

For the three months ended December 31, 1998, the Company incurred a net loss of $1,236,925 (which included significant non-cash, general and administrative expenses aggregating $956,500 related primarily to issuance of securities in exchange for services) relating to the initial commencement of operations, the acquisition of a license and fundraising activities.

For the nine months ended December 31, 1999, the Company incurred $672,359 in research and development expenses, $618,920 in general and administrative expenses and $58,194 in interest income net of other expenses, resulting in a net loss of $1,233,085. The expenses incurred during this period relate primarily to commencement of research activities, regulatory and administrative expenses.

For the period of inception (April 10, 1998) through December 31, 1998, the Company incurred a net loss of $1,262,438, (which included significant non-cash, general and administrative expenses aggregating $956,500 related primarily to issuance of securities in exchange for services) relating to the initial commencement of operations, the acquisition of a license and fundraising activities.

The Company's activities to date are not as broad in depth or scope as the activities it must undertake in the future, and the Company's historical operations and financial information are not indicative of its future operating results or financial condition or its ability to operate profitably as a commercial enterprise if and when it succeeds in bringing any product to market.

CAPITAL RESOURCES AND LIQUIDITY

From the commencement of operations of April 10, 1998 to December 31, 1999, the Company had no operating revenues and incurred net losses of $3,415,742. At December 31, 1999, the Company had working capital of $1,360,650. The Company requires significant capital to conduct the research and development and pre clinical and clinical testing of Cytolin(R) that is necessary in order to complete the FDA approval process. Management of the Company does not expect to generate revenue from operations within the next year. The Company believes that additional funds will be needed to fund operations after June 1, 2000. There can be no assurance that such additional capital will be available to the Company on favorable terms, if at all. The failure of the Company to obtain additional funding if and when required would have a material adverse effect on the Company's ability to fulfill its business plan, continue its operations and meet its financial commitments.

In October 1998, the Company entered into a Patent and Trademark License Agreement (the "Agreement") with Three R. The Company was granted an irrevocable, exclusive, worldwide license to use all present and future patent rights, knowledge and background technology owned by Three R relating to the product, Cytolin(R). In addition, the Agreement granted the Company a sublicense to the trademark Cytolin(R). The Agreement was consummated simultaneously with the Company's acquisition of British Lion. The Company issued 21,936,981 shares of its common stock at $.001 per share to Three R upon execution of the Agreement, and the Company also agreed to assume Three R's obligations to pay Allen $1,350,000, payable quarterly over a fifteen year period, and fees of $10,000 per year for consulting services under the agreements discussed above between Three R and Allen (See Note 5 to Unaudited Consolidated Financial Statements contained in
Part I - Item 1 for a description of these Agreements and certain potential disputes). The Company could abandon its patent rights with no further obligations after minimum payments aggregating $180,000 to Allen, with one year's notice beginning February 23, 2000.

Effect of Inflation and Foreign Currency Exchange
-------------------------------------------------

The Company has not experienced material unfavorable effects on its results of operations due to currency exchange fluctuations with any foreign suppliers or material unfavorable effects upon its results of operations as a result of domestic inflation.

Year 2000 Issue
---------------

The Company's management believes that the Company will not be materially adversely affected by any aftermath or result of the computer software Year 2000 issue. The Company's systems do not have significant exposure to any aftermath or result of the Year 2000 issue. The Company's vendors and suppliers may have some exposure to the issue, but at this time, management does not anticipate a material adverse impact on the Company's operations.

Plant, Equipment and Employees
------------------------------

As of this time, the Company does not expect to make any purchases of significant plant, facilities or equipment and does not foresee a significant change in the number of employees.

PART II

ITEM 1.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings which management believes to be material, and, except as disclosed in Item 5, there are no such proceedings which are known to be contemplated.

ITEM 5.  OTHER INFORMATION

In September 1999, Allen D. Allen and CytoDyn of New Mexico, Inc. delivered written notice to the Company that they believed that the Termination, Sale and Shareholders Agreement, dated August 1, 1998 (the "Purchase Agreement"), among Allen, CytoDyn and Three R Associates, Inc. ("Three R") is void and is not enforceable due to fraudulent inducement by Three R and other unspecified reasons. Allen and CytoDyn have demanded that Three R and its owners surrender any and all stock in the Company as a condition to agreeing to directly license the technology that is the subject of the Purchase Agreement (the "Technology") to the Company. Three R is affiliated with the Company through its ownership by Lois Rezler, Roy S. Azarnoff and Daniel L. Azarnoff, M.D., each of whom has served as a director and/or officer of the Company.

The Company is in discussions with Allen and CytoDyn regarding a potential agreement with CytoDyn and Allen that would preserve the Company's rights to the Technology in the event that Allen and CytoDyn are successful in their efforts to rescind the agreements with Three R and its affiliates.
If no agreement can be reached, the Company intends to vigorously defend its rights to the Technology. To the Company's knowledge, Allen and CytoDyn have not commenced any lawsuit or arbitration with respect to the Purchase Agreement or otherwise taken steps to terminate the Purchase Agreement. However, there can be no assurance that Allen and CytoDyn will not commence formal proceedings against Three R and its affiliates, or against the Company relating to the Purchase Agreement. In the event that Allen and CytoDyn commence such proceedings, the Company may be required to expend significant resources to defend its interests in the Technology. Moreover, if Allen and CytoDyn are successful in any effort to terminate the Purchase Agreement and the Company is unable to negotiate a new agreement with Allen and CytoDyn granting the Company the right to use the Technology or if the Company is unsuccessful in defending its rights to the Technology, the Company would not be able to pursue its business plan and the Company's business and future prospects will be materially adversely affected.

In January 2000, the Company received a letter from CytoDyn and Allen in which CytoDyn indicated that it would consider any rights asserted by the Company to any of the Technology to be terminated in the event the Company or any of its officers or directors entered into agreements with Three R or its principals pursuant to which such persons would be entitled to retain shares and/or directorships in the Company or, directly or indirectly, purport to retain interests in the Technology.

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

     3.2  Amended and Restated By-Laws. (1)

     3.3 Articles of Merger, as filed with the Colorado Secretary of State on February 23, 1999. (2)

     3.4  Articles of Amendment to the Articles of Incorporation. (3)

     27   Financial Data Schedule.
--------------------------------------------------------------------------
     (1) Incorporated by reference to the Registrant's Registration Statement on Form 10-SB, as filed with the Commission on July 22, 1997.

     (2) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated March 10, 1999.

     (3) Incorporated by reference from the Registrant's September 30, 1999 Form 10-QSB, dated November 12, 1999.

     (b)  Reports on Form 8-K
          -------------------

During the three months ended December 31, 1999, the Company filed no Current Reports on Form 8-K.

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


                                   AMERIMMUNE PHARMACEUTICALS, INC.


        Signatures                 Title                      Date
        ----------                 -----                      ----

/s/ O.B. Parrish              Chairman of the Board       February 14, 2000
----------------------------    and Director
O.B. Parrish

/s/ Wellington A. Ewen        Chief Financial Officer     February 14, 2000
----------------------------
Wellington A. Ewen, M.B.A., C.P.A.