Form 10KSB40
period 2000-03-31
AMERIMMUNE PHARMACEUTICALS INC
filed 2000-06-29
CIK 818808

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-KSB

[ X ]  Annual report under Section 13 or 15(d) of the Securities Exchange
          Act of 1934 for the fiscal year ended: March 31, 2000
          -----------------------------------------------------

   [  ]  Transition report under Section 13 or 15(d) of the Securities
           Exchange Act of 1934 for the transition period from
                                   to

                     Commission file number: 0-22865

                    AMERIMMUNE PHARMACEUTICALS, INC.
                    --------------------------------
             (Name of small business issuer in its charter)

              Colorado                             84-1044910
             ----------                         ----------------
    (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)              Identification No.)


                     21550 Oxnard Street, Suite 830
                    Woodland Hills, California 91367
                    --------------------------------
           (Address of principal executive offices) (Zip code)


                Issuer's telephone number: (818) 676-0404
                -----------------------------------------

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

       Issuer's revenues for its most recent fiscal year:    $-0-
                                                             ------

   Aggregate market value of voting stock held by non-affiliates as of
                      May 31, 2000: $6,525,732
                                    ----------

 Shares of Common Stock, $.05 par value, outstanding as of May 31, 2000:
                               43,042,856
                               ----------

Documents incorporated by reference: See Part II, Item 8 - "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure" and
Part III, Item 13-"Exhibits and Reports documents incorporated by reference into this annual report on Form 10-KSB.

                            TABLE OF CONTENTS


PART I

Item 1. Description of Business. . . . . . . . . . . . . . . . . . . . .3

Item 2. Description of Property. . . . . . . . . . . . . . . . . . . . 15

Item 3. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 15

Item 4. Submission of Matters to a Vote of Security Holders. . . . . . 15


PART II

Item 5. Market for Common Equity Stock and Related Stockholder
        Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

Item 6. Management's Discussion and Analysis or Plan of Operation. . . 17


Item 7. Financial Statements . . . . . . . . . . . . . . . . . . . . . 19

Item 8. Changes In and Disagreements With Accountants on Accounting
        and Financial Disclosure . . . . . . . . . . . . . . . . . . . 19


PART III

Item 9. Directors and Executive Officers, Promoters and Control
        Persons; Compliance With Section 16(a) of
        the Exchange Act . . . . . . . . . . . . . . . . . . . . . . . 20

Item 10. Executive Compensation. . . . . . . . . . . . . . . . . . . . 21

Item 11. Security Ownership of Certain Beneficial Owners and
         Management. . . . . . . . . . . . . . . . . . . . . . . . . . 24

Item 12. Certain Relationships and Related Transactions. . . . . . . . 26

Item 13. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . 27

                    AMERIMMUNE PHARMACEUTICALS, INC.

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

                                 PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Overview
--------

     Amerimmune Pharmaceuticals, Inc. together with its subsidiaries (the "Company" or the "Registrant") was incorporated under the laws of Colorado on December 31, 1986. From 1991 through February 22, 1999, the Company was inactive aside from seeking a business combination candidate.

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

Background
----------

     Allen D. Allen, developed a family of monoclonal antibodies, one of which is called Cytolin(R), that may block certain adhesion molecules on one of the disease fighting cells of the immune system, and thereby may protect the immune system's ability to keep itself functioning effectively. On the basis of scientific evidence gathered through 1993, Allen discerned that adhesion molecules appearing on certain white blood cells of individuals infected with Human Immunodeficiency Virus ("HIV") cause such cells to destroy CD4 cells, eventually resulting in the syndrome known as Acquired Immune Deficiency Syndrome ("AIDS"). Adhesion molecules appear in large numbers on the killer-type T cells of the immune system that proliferate in HIV-infected persons. In general, killer cells that carry an abundance of adhesion molecules tend to turn the human immune system against itself. Cytolin(R) may keep the immune system in check by blocking predetermined adhesion molecules on killer-type T cells.

     First described as an infectious disease in the early 1980s, HIV has infected over 30 million persons worldwide and about 900,000 in the United States. This retrovirus infects some of the body's immune system cells and eventually causes the immune system to damage itself, reducing the ability of the immune system to protect the body against fungal, bacterial, parasitic and viral organisms, as well as several types of cancer. The medical community generally believes that most people who become infected with HIV will eventually develop AIDS and die.

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

     In August 1998, Mr. Allen and CytoDyn NM entered into a Termination, Sale and Shareholder Agreement with Three R Associates, Inc., a California corporation ("Three R"), wherein: (i) CytoDyn NM agreed to relinquish the exclusive license to Cytolin(R) in exchange for 600,000 shares of British Lion's stock; and, (ii) Mr. Allen agreed to sell all United States patent and foreign patent rights and technological know-how underlying the drug, Cytolin(R), to Three R, in exchange for $1,350,000, payable monthly over a fifteen year period, with a provision that Three R could abandon their patent rights with no further obligations after minimum payments aggregating $180,000.

     In October 1998, Three R entered into a Patent and Trademark License Agreement with British Lion, whereby British Lion received: (i) irrevocable, exclusive, worldwide rights to use all present and future patent rights, know-how and background technology of Three R, relating to the product Cytolin(R); and, (ii) a sublicense to the trademark Cytolin(R). British Lion issued Three R 3,075,000 shares of its stock upon execution of the License Agreement, and agreed to assume Three R's obligations under a consulting agreement between Three R and Mr. Allen. The License Agreement was contingent upon: (i) British Lion's entering into a management agreement with Western Center for Clinical Studies, Inc., a California corporation ("WCCS") for purposes of assisting British Lion in obtaining Food and Drug Administration (the "FDA") approval to market Cytolin(R) for commercial use; and, (ii) the completion of British Lion's merger with a publicly held company. These conditions have been satisfied. Lois Rezler, Daniel L. Azarnoff and Roy S. Azarnoff, each of whom were previously directors of the Company, collectively own 100% of the issued and
outstanding stock of WCCS and Three R.   In October 1998, British Lion
entered into a management agreement with WCCS which was subsequently ratified by a majority of the disinterested directors of the Company.

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

     In September 1999, Mr. Allen and CytoDyn NM delivered written notice to the Company that they believed that the Termination, Sale and Shareholder Agreement, dated August 1, 1998, among Mr. Allen, CytoDyn NM and Three R was void and was not enforceable due to fraudulent inducement by Three R and other unspecified reasons. Mr. Allen and CytoDyn NM have demanded that Three R and its owners surrender any and all stock in the Company which was obtained pursuant to this Agreement.

     In November 1999, the Company notified WCCS of rescission of the management agreement between the Company and WCCS, based upon the Company's belief that WCCS made certain fraudulent misrepresentations to the Company and breached its performance under the agreement. The Company is evaluating remedies to collect all amounts paid to WCCS in conjunction with this agreement.

     In February 2000, the Company entered into a Conditional License Agreement with Mr. Allen and CytoDyn NM which preserves the Company's rights to the Technology in the event Mr. Allen is successful in his efforts to rescind the Termination, Sale and Shareholder Agreement with Three R and its affiliates discussed above. The Company has agreed to continue to pay the obligations due to Mr. Allen under the Patent and Trademark License Agreement, should the Company's obligations under the Patent and Trademark License Agreement be terminated.


     Testing of Cytolin(R)
     ---------------------

     Cytolin(R) was tested in toxicology studies where it was found safe to administer to humans. A number of physicians in the United States administered Cytolin(R) to their HIV-infected patients over the course of approximately three years. As results from this initial use became available, other physicians obtained and administered Cytolin(R) to their patients as well. Four of these physicians allowed an independent, professional monitor into their offices to inspect the medical records of 188 patients they had treated with Cytolin(R) once or twice a month over 18 months. Data was recorded and summarized and formed part of the material presented to the FDA as an early indication of the safety of Cytolin(R).

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

     Phase I clinical trials are usually conducted on healthy volunteers to determine the maximum tolerated dose, adverse effects and pharmacokinetics of a product. Phase II studies are conducted on a statistically relevant number of patients having a specific disease to determine initial efficacy in humans for that specific disease, and possible adverse effects and safety risks. Phase III normally involves the pivotal trials of a drug, consisting of large-scale studies on patients with the disease for which the drug is intended, in order to evaluate the overall benefits and risks of the drug for the treated disease. In addition to a placebo, these studies may compare a Company's drug product with other available products. At the present time, two well-controlled clinical trials using a placebo, when ethical, for some subjects are required to establish efficacy and safety. Clinical studies are in process for Cytolin(R) to demonstrate safety as required for FDA approval. The FDA continually reviews the clinical trial plans and results and may suggest design changes or may discontinue the trials at any time if significant safety or other issues arise. The data obtained from the IND studies are the basis for the official label or package insert that tells prescribing physicians about a drug product and how to use it appropriately.

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

The Current Status of FDA Approval/Proposed Research and Development Plan
-------------------------------------------------------------------------

     A protocol has been submitted to the FDA, the drug has been manufactured and the Company has commenced a tolerability study for Cytolin(R). Following the conclusion of the tolerability study, which the Company anticipates will be concluded in approximately six to eight months (and assuming favorable results of such study), the FDA may grant approval to conduct the Phase II study. Upon completion of the first study and with FDA approval, the Company will initiate a Phase II study to determine if the drug is effective for a wide range of patients and what side effects, if any, exist. Additional studies may be required. Should one or more additional studies be required, these studies will involve more patients at a number of sites and will be designed to add data about Cytolin(R)'s effectiveness, side-effects and appropriate use. An NDA will be filed with the FDA as soon as feasible after all the information is assembled and analyzed including the last required study. Approval of an NDA will permit the Company to market Cytolin(R) through normal channels.

Manufacturing
-------------

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

Employees
---------

     As of March 31, 2000, the Company had one full-time employee at its corporate headquarters in Woodland Hills, California. The Company believes its employee relations are good.

Risk Factors
------------

CLINICAL TRIAL RESULTS INCLUDING RESULTS FOR CYTOLIN(R) ARE UNPREDICTABLE

     Before obtaining regulatory approvals for the commercial sale of any of its products under development, the Company must demonstrate through preclinical studies and clinical trials that a product is safe and efficacious for use in each target indication. The Company's development efforts will be centered on the development of a new drug, Cytolin(R), which is being tested in patients suffering from HIV. The Company commenced initiation of its Cytolin(R) clinical trials in February 2000 . No assurance can be given as to the ability of the Company to complete these trials on a timely basis or at all. In addition, no assurance can be given as to the results of such trials with respect to the safety or
efficacy of Cytolin(R).   Moreover, the results for the required
preclinical studies and initial clinical trials of Cytolin(R) may not be predictive of results that will be obtained in large-scale testing. In addition, the Company can provide no assurance that it will view the results of testing Cytolin(R) as sufficient to support continuing development of the proposed drug. Many biopharmaceutical companies have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. Because Cytolin(R) is the Company's only product in development and its primary asset, any adverse results from the Company's clinical trials would significantly adversely affect the Company's prospects and could result in a complete loss of value in the trading price of the Company's Common Stock.

EARLY STAGE COMPANY WITH NO REVENUES AND A HISTORY OF LOSES

     The Company has not yet generated any operating revenues. The Company has incurred losses since inception and has an accumulated deficit of $4,105,109 through March 31, 2000, and the Company expects to incur losses in the future. The Company cannot predict when marketing approvals for Cytolin(R) will be obtained, if ever. Even if such approvals are obtained, there can be no assurance that Cytolin(R) will be successfully commercialized.

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

THE COMPANY WILL BE REQUIRED TO OBTAIN ADDITIONAL FINANCING

     The Company will require substantial and increasing amounts of funds to conduct necessary research and development and preclinical and clinical testing of its products, and to market any products which may receive regulatory approval. The Company's ability to meet its cash obligations as they become due and payable is expected to depend for at least the next several years on its ability to obtain equity and/or debt capital. There can be no assurance that the Company will be successful in raising the necessary funds on commercially acceptable terms, if at all. The Company's future capital requirements will depend upon many factors, including progress with preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; competing technological and market developments; the ability of the Company to establish collaborative arrangements; and effective commercialization and marketing activities. In any event, the Company may incur negative cash flows and net losses for the foreseeable future. If the Company raises additional funds through the issuance of equity securities, the percentage ownership of its then-current shareholders may be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of common shares. If the Company raises additional funds through the issuance of debt securities, these new securities would have certain rights, preferences and privileges senior to those of the holders of common shares.

     The Company will require significant capital in order to complete the FDA approval process and New Drug Application Phase. Additional funds will be sought, most likely through sale of equity or debt securities. If adequate funds are not available, the Company may delay, scale back or eliminate certain programs, or may seek funds through collaborative arrangements with strategic partners or others. Such arrangements could require relinquishment of rights to certain technologies, products or markets which it would not otherwise relinquish.

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

THE COMPANY'S SUCCESS IS DEPENDENT ON LOCATING ADDITIONAL COLLABORATIVE PARTNERS

     The Company's strategy for the research, development and commercialization of its product candidate has required, and will continue to require, the Company to enter into various arrangements with corporate and academic collaborators, licensors, licensees and others, and the Company will, therefore, be dependent upon the success of these parties in performing their responsibilities and obligations. There can be no assurance that the Company will be able to enter into collaborative arrangements or license agreements that the Company deems necessary or appropriate to develop and commercialize its product candidate, or that any or all of the contemplated benefits from such collaborative arrangements or license agreements will be realized. Failure to obtain such arrangements or agreements could result in delays in marketing the Company's product candidate or the inability to proceed with the development, manufacture or sale of the product candidate. Certain of the collaborative arrangements that the Company currently has or may enter into in the future may place responsibility on the collaborative partner for preclinical testing, clinical trials and/or preparation and submission of applications for regulatory approval of potential pharmaceutical or other products. Should a collaborative partner fail to develop or commercialize successfully any product candidate to which it has rights, the Company's business, financial condition and results of operations could be materially and adversely affected. There can be no assurance that collaborators will not pursue alternative technologies or product candidates either on their own or in collaboration with others, including the Company's competitors, as a means for developing treatments for the diseases or disorders targeted by the Company's collaborative arrangements. Collaborative arrangements may also require the Company to meet certain regulatory, research or other development milestones and expend minimum levels of funds, and there can be no assurance that the Company wil be successful in doing so. Failure of the Company to meet its obligations under its collaborative arrangements could result in a termination of those arrangements and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's office facilities are located in Woodland Hills, California. The Company leases its facilities under the terms of a three-year non-cancelable operating lease agreement expiring in 2002. Under this agreement, the base rent for this facility is approximately $40,000 annually.

     The Company's investment policies are currently limited to research and development expenditures to obtain FDA approval to market Cytolin(R) and other immune therapies as well as additional pharmaceutical compounds. The Company invests excess cash with high quality financial institutions. All investments are made primarily for income. The Company does not invest in real estate or related assets. Changes in investment policies are determined by the Board of Directors.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings which management believes are not routine and incidental to its business or which are material. The Company may in the future be a party to legal proceedings.
See Note 5 to Consolidated Financial Statements contained in Item 13. (a) of Part III of this Form 10-KSB for a discussion of certain potential disputes.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2000.

                                 PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information
------------------

     The Company's Common Stock began trading on the Electronic Bulletin Board on February 24, 1999, under the trading symbol "VSCC." In August 1999, the trading symbol was changed to "AMUN" arising from the change of the Company's name from Versailles Capital Corporation to Amerimmune Pharmaceuticals, Inc. The following table sets forth the high and low bid prices for the Company's Common Stock from February 24, 1999. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions. The information presented has been derived from the National Quotation Bureau, LLC Library.

                                        High           Low
1999 Fiscal Year                        Bid            Bid
----------------                        ---            ---

Fourth Quarter                          $3.1250        $1.1250

2000 Fiscal Year
----------------

First Quarter                           $2.5625        $1.9375

Second Quarter                          $2.2500        $1.2500

Third Quarter                           $1.5625        $0.6250

Fourth Quarter                          $3.1250        $1.0000

2001 Fiscal Year
----------------

First Quarter (through May 31, 2000)    $1.2500        $0.4063

     On May 31, 2000, the last reported bid and asked prices for the Common Stock were $0.4063 and $0.6250, respectively.

Holders
-------

     As of May 31, 2000, the Company had approximately 700 holders of record of the Company's Common Stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Plan of Operation
-----------------

     The Company (for purposes of this section, the term the "Company" includes the predecessor entity to its current operations, British Lion) is a development stage pharmaceutical research company and has not generated any revenues from operations for the period from April 10, 1998 (the date that British Lion commenced operations) through March 31, 2000. The Company is engaged in the pharmaceutical research business with the primary purpose of developing Cytolin(R), a drug designed to protect the immune system, especially in patients suffering from Human Immunodeficiency Virus
(HIV). The Company believes that Cytolin(R) may be an important drug for the growing number of patients who have not been receiving treatment, for those who are on multi-drug therapy, and for those who have become resistant to drugs currently used to treat the HIV/AIDS virus. The Company intends to seek governmental approval from the Food and Drug Administration ("FDA") for Cytolin(R). The Company has devoted substantially all of its resources to the acquisition of a license, research and development of Cytolin(R), and expenses related to the startup of its business. The Company has been unprofitable since inception and expects to incur substantial additional operating losses for the next twelve months, as well as for the next few years, as it increases expenditures on research and development and allocates significant and increasing resources to clinical testing, marketing and other activities.

     In November and December 1998, the Company sold 1,426,790 shares of its common stock (at approximately $0.21 per share), for gross proceeds of $300,000, to certain accredited investors in a private placement. In December 1998, the Company began a second private placement of common stock to accredited investors, which was completed on February 22, 1999. The second private placement was made on a minimum/maximum "best efforts" basis. The Company raised the maximum amount of gross proceeds of $3,210,000 (7,633,364 common shares at approximately $0.42 per share) and paid cash offering expenses of $159,698. Net cash proceeds from the private placement aggregated $3,050,302. The Company believes that the funds received in these private placements will enable it to satisfy its cash requirements without the need to raise additional funds before September 30, 2000. The Company has commenced a tolerability study for Cytolin(R) after a clinical protocol was sanctioned by the FDA and the bulk drug was manufactured, tested, packaged, and released for clinical use. The Company has completed the submission of related manufacturing records to the FDA.

     The Company estimates that it will require significant additional funding over the next three years in order to continue operations and to successfully complete the FDA approval process for Cytolin(R). The Company believes that additional funds will be needed to fund operations after September 30, 2000. There can be no assurances that such additional capital will be available to the Company on favorable terms, if at all.
The failure of the Company to obtain additional funding if and when required would have a material adverse effect on the Company's ability to fulfill its business plan, continue its operations and meet its financial commitments.


Results of Operations
---------------------

     For the year ended March 31, 2000, the Company incurred $832,518 in research and development expenses, $1,168,649 in general and administrative expenses and earned $78,715 in interest income net of taxes and other expenses, resulting in a net loss of $1,922,452. The expenses incurred during this period relate primarily to commencement of research activities, regulatory and administrative expenses.

     From April 10, 1998 to March 31, 1999, the Company incurred $422,293 in research and development expenses, $1,769,311 in general and administrative expenses and earned $8,947 in interest income net of taxes and other expenses, resulting in a net loss of $2,182,657 (which included significant non-cash, general and administrative expenses aggregating $1,498,500 related primarily to issuance of securities in exchange for services) for the period ended March 31, 1999. The expenses incurred during this period relate primarily to the commencement of business operations, the acquisition of a license, fundraising activities and merger expenses.

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

Capital Resources and Liquidity
-------------------------------

From the commencement of operations of April 10, 1998 to March 31, 2000, the Company had no operating revenues and incurred net losses of $4,105,109. At March 31, 2000, the Company had working capital of $953,796. The Company requires significant capital to conduct the research and development and preclinical and clinical testing of Cytolin(R) that is necessary in order to complete the FDA approval process. Management of the Company does not expect to generate revenue from operations within the next year. The Company believes that additional funds will be needed to fund operations after September 30, 2000. There can be no assurance that such additional capital will be available to the Company on favorable terms, if at all. The failure of the Company to obtain additional funding if and when required would have a material adverse effect on the Company's ability to fulfill its business plan, continue its operations and meet its financial commitments.

     In October 1998, the Company entered into a Patent and Trademark License Agreement (the "Agreement") with Three R. The Company was granted an irrevocable, exclusive, worldwide license to use all present and future patent rights, knowledge and background technology owned by Three R relating to the product, Cytolin(R). In addition, the Agreement granted the Company a sublicense to the trademark Cytolin(R). The Agreement was consummated simultaneously with the Company's acquisition of British Lion. The Company issued 21,936,981 shares of its common stock at $.001 per share to Three R upon execution of the Agreement, and the Company also agreed to assume Three R's obligations to pay Mr. Allen $1,350,000, payable monthly over a fifteen year period, and fees of $10,000 per year for consulting services under the agreements discussed above between Three R and Mr. Allen. See Note 5 to Consolidated Financial Statements contained in Item
13. (a) of Part III of this Form 10-KSB for a description of these Agreements and certain potential disputes. The Company could abandon its patent rights with no further obligations after minimum payments aggregating $180,000 to Allen, with one year's notice.

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

ITEM 7.  FINANCIAL STATEMENTS

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

                                PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth the names and positions of the current directors and executive officers of the Company:


                                                           Officer or
Name                   Age   Position                      Director Since
----                   ---   --------                      --------------

Rex H. Lewis           47    President, CEO and Director   1999

Deborah Garrett Kalof  43    Chief Financial Officer       2000

Pamela M. Kapustay     44    Vice President of Operations  1999
                             and Secretary

Kimberlie L. Cerrone   48    Director                      1999

O. B. Parrish          66    Director                      1999

Michael A. Davis       59    Director                      1999

     The following sets forth biographical information concerning the Company's directors and executive officers.

     REX H. LEWIS currently serves as President, CEO and a Director for the Company and has been a successful entrepreneur and investor over the past twenty years in many public and private ventures. His area of expertise spans the real estate, water rights, oil and gas, equipment leasing, grocery, and electric power management industries to name a few. He is a Director, since March 2000, of Planet Electric Inc., a power management company. Mr. Lewis' ability to manage, forecast, research, develop and promote products has contributed to the success of the diverse businesses he has been involved in. Mr. Lewis graduated Magna Cum Laude from Brigham Young University's MBA program in 1978.

     DEBORAH GARRETT KALOF, C.P.A., M.B.A. currently serves as the Company's Chief Financial Officer. For the past six years, Ms. Kalof has acted as a financial and accounting consultant for various domestic and multinational businesses including Morgan Stanley, Playa Vista and Bastion Capital Fund L.P. Prior to that, she was the Corporate Finance Controller for Westfield Corporation, Inc., and also served as a manager at the public accounting firm of Arthur Young & Company. Ms. Kalof received B.S. and M.B.A. degrees from the University of Florida.

     PAMELA M. KAPUSTAY, R.N., M.N. currently serves as the Vice President of Operations and Secretary for the Company. Previously, Ms. Kapustay has held administrative, clinical research and practice positions in both university and corporate settings within the United States and abroad, including the University of Texas, M.D. Anderson Hospital and Tumor Institute, with a concentrated clinical focus in oncology and HIV/AIDS care. Ms. Kapustay continues to lecture and publish peer-reviewed articles and textbooks on various clinical aspects of peripheral blood stem cell transplantation. Ms. Kapustay received a B.S. degree in nursing from the University of Texas Health Science Center in Houston, Texas and a M.S. degree in nursing from the University of California, Los Angeles.

     KIMBERLIE L. CERRONE, M.S., M.B.A., J.D. currently serves as a Director of the Company. She is also Vice-President and General Counsel of Net Perceptions, Inc., a publicly-traded Internet company and a Director of Nihon Net Perceptions Kabushiki Kaisha, a Japanese company. Ms. Cerrone has held positions in senior management and business development in the biotechnology and software industries for more than ten years. She has consulted to early stage high technology and life science companies since 1998. She co-founded Neurobiological Technologies, Inc., a publicly-traded biotechnology company in 1987. Ms. Cerrone practiced technology law at Gunderson Dettmer and Venture Law Group for five years and has been general counsel at two software companies.

     O. B. PARRISH currently serves as a Director of the Company. He is also the President and a Director of Phoenix Health Care of Illinois, Inc. where he has been employed since 1989. Mr. Parrish is Chairman, CEO and a Director of the Female Health Company of Chicago, Illinois where he has been associated since 1994. In addition, he is Chairman of ViatiCare Financial Services LLC, of Minneapolis, which provides financial services to the terminally ill where he has been associated since 1993. Mr. Parrish is also a Director since 1999, of Miicro, which is a neuro-imaging company. From 1991 to 1995 Mr. Parrish was Co-Chairman and a Director of Inhalon Pharmaceuticals, Inc., of Bethlehem, Pennsylvania. Previously, Mr. Parrish was President of G.D. Searle's worldwide Pharmaceutical Group and Executive Vice President of Pfizer's International Division.

     MICHAEL A. DAVIS, M.D., Sc.D., M.B.A. currently serves as a Director for the Company, and has been Professor of Radiology and Director, Division of Radiologic Research in the Department of Radiology at the University of Massachusetts Medical Center ("UMMC"), Worcester, Massachusetts since 1980. Dr. Davis also serves as the Associate Medical Director of the Center for Advanced Clinical Technology at UMMC, which was formed to aid medical device and pharmaceutical manufacturers in obtaining safety and efficacy data required by the Food and Drug Administration ("FDA") and other world-wide regulatory bodies prior to granting marketing approval. Since 1989, Dr. Davis has served as Medical Director for the E-Z-EM Company, which is publicly-traded, and in 1995 was appointed as its Technical Director, Chief Scientific Officer and Director. Dr. Davis also serves as a Director, since 1996, of the publicly-traded MacroChem Corporation. Since 1982, Dr. Davis has been an Affiliate Professor of Biomedical Engineering at Worcester Polytechnic Institute, and has held faculty positions at Harvard Medical School and Northeastern University. Currently, Dr. Davis serves as President of Synergy Consulting Group, Ltd., a medical device and drug consulting group assisting contract research organizations, which helps in the design, monitoring and implementation of clinical trials and serves as liaison with the FDA.

ITEM 10.  EXECUTIVE COMPENSATION

               The following table sets forth, in summary form, the compensation paid by the Company to all individuals who served as Chief Executive Officer of the Company (the "Named Executive Officers") for services rendered to the Company for the fiscal year ended March 31, 2000. No other executive officers of the Company earned total salary and bonus payments in excess of $100,000.

                       SUMMARY COMPENSATION TABLE

                                                                                  LONG TERM
                                                                                 COMPENSATION
                                            ANNUAL COMPENSATION                     AWARDS
                                --------------------------------------------     ------------

                                                                                  SECURITIES
                                                                                  UNDERLYING
                                                                                  OPTIONS (#)
                                                                                  -----------
                                                              OTHER ANNUAL
NAME AND PRINCIPAL POSITIONS     YEAR        SALARY ($)     COMPENSATION ($)
----------------------------     ----        ---------      ----------------
Rex H. Lewis(1)                  2000        70,000(1)           -                    -  (1)

Michael A. Davis, M.D.,          2000        50,700              -                    -
     Sc.D., M.B.A., (2)          1999        13,000              -                570,718(5)
former President and
Chief Executive Officer

L. Michael Underwood,(3)         1999         6,800(6)           -                    -
     former President
and Chief Executive
Officer

David C. Walters,(4)             1999         -                  -                    -
      former President           1998         -                  -                    -
and Chief Executive              1997         -                  -                    -
Officer

__________
(1) Mr. Lewis became President and Chief Executive Officer of the Company in November 1999. As of May 31, 2000, Mr. Lewis' employment agreement had not been finalized. Based on preliminary negotiations regarding the employment agreement, the Company has accrued $70,000 representing the pro rata portion of the expected $180,000 per year compensation applicable to the year ended March 31, 2000. Additionally, the Company expects to issue stock options to Mr. Lewis, the terms of which have not been finalized.

(2) Dr. Davis served as President and Chief Executive Officer of the Company from February 1999 until November 1999.

(3) Mr. Underwood served as President and Chief Executive Officer of the Company from December 1998 until February 1999.

(4) Mr. Walters served as President and Chief Executive Officer of the Company from 1996 until December 1998

(5) Options provide for 100% acceleration of vesting in the event of occurrence of a change in control of the Company. Under the terms of a separation agreement with Dr. Davis, the total number of stock options has been reduced to 200,000.

(6) For services provided to the Company, Mr. Underwood was granted 680,520 shares of Common Stock with a fair market value of $6,800.

OPTION GRANTS IN LAST FISCAL YEAR

 No options were granted to executive officers in fiscal 2000.

FISCAL YEAR-END OPTION VALUES

               The following table sets forth information concerning the fiscal year-end values of unexercised stock options held by the Named Executive Officers as of March 31, 2000. No options were exercised by any of the Named Executive officers for the fiscal year ended March 31, 2000.


                              NUMBER OF SECURITIES
                             UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                               OPTIONS AT FISCAL           IN-THE-MONEY OPTIONS AT
                                   YEAR-END(#)                FISCAL YEAR-END($)
     NAME                   EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE(1)
     ----                   -------------------------    ----------------------------
    Michael A. Davis          108,333      91,667         $89,916     $  76,084

    L. Michael Underwood         -           -               -             -

    David C. Walters             -           -               -             -

 __________
(1) The value of unexercised in-the-money options is calculated by multiplying (A) the number of securities underlying such options by
     (B) the difference between (i) $1.25, the closing price of the Common Stock on the Nasdaq National Market on March 31, 2000 and (ii) the option exercise price.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

     In November 1999, the Company entered into a termination of employment agreement with Dr. Michael A. Davis. The agreement reduced the number of stock options granted from 570,718 to 200,000 and modified the expiration date of the options.

     In November 1999, the Company hired Mr. Rex H. Lewis as its President and Chief Executive Officer. As of May 31, 2000 Mr. Lewis' employment agreement has not been finalized. Based on preliminary negotiations regarding the employment agreement, the Company has accrued $70,000 at March 31, 2000, representing the pro rata portion of the expected $180,000 per year compensation applicable to the year ended March 31, 2000. Additionally, the Company expects to issue stock options to Mr. Lewis, the terms of which have not been finalized.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                    SECURITY OWNERSHIP OF MANAGEMENT
                       AND PRINCIPAL SHAREHOLDERS

     The following table sets forth, as of May 31, 2000, the date hereof, the ownership of the Company's Common Stock by (i) each director and executive officer of the Company, (ii) all executive officers and directors of the Company as a group, and (iii) all persons known by the Company to beneficially own more than 5% of the Company's Common Stock:

                                                           Percent of
       Name and Address           Amount and Nature of       Class
        of Shareholder           Beneficial Ownership(1)     Owned
        --------------           -----------------------     -----


       Rex H. Lewis                  5,018,753(2)            11.7%
       2325-A Renaissance Drive
       Las Vegas, NV 89119

       Maya, LLC                     5,018,753               11.7%
       2325-A Renaissance Drive
       Las Vegas, NV 89119

       Deborah Garrett Kalof            -0-                   -0-
       21550 Oxnard Street #830
       Woodland Hills, CA  91367

       Pamela Kapustay                 242,555(3)             0.6%
       21550 Oxnard Street  #830
       Woodland Hills, CA 91367

       Kimberlie L. Cerrone            252,663(4)             0.6%
       21550 Oxnard Street  #830
       Woodland Hills, CA 91367

       O. B. Parrish                   252,663(4)             0.6%
       21550 Oxnard Street  #830
       Woodland Hills, CA 91367

       Michael A. Davis                569,705(5)             1.3%
       21550 Oxnard Street #830
       Woodland Hills, CA 91367

       Three R Associates, Inc.     25,977,788(6)            60.4%
       21550 Oxnard Street  #830
       Woodland Hills, CA 91367


       CytoDyn of New Mexico, Inc.   4,280,387(7)             9.9%
       4236 Longridge Avenue #302
       Studio City, CA 91604

       Allen D. Allen                6,420,580(8)            14.9%
       4236 Longridge Avenue #302
       Studio City, CA 91604

       Battersea Capital, Inc.       3,210,288(9)             7.1%
       P. O. Box 153
       Santa Monica, CA 90403

       J. Matt Lepo                  3,210,288(10)            7.1%
       P. O. Box 153
       Santa Monica, CA 90403

       All Directors and Executive   6,336,339               14.5%
       Officers as a group (6 persons)

------------------
(1) Calculated pursuant to Rule 13d-3(d) of the Securities Exchange Act of 1934. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(2) The shares are owned by Maya, LLC, a limited liability company of which Mr. Lewis is the manager.

(3) Includes exercisable options to purchase 135,545 shares of Common Stock for $.42 per share, expiring 12/1/08.

(4) Includes exercisable options to purchase 252,663 shares of Common Stock for $.42 per share, expiring 2/23/09.

(5) Includes exercisable options to purchase 141,667 shares of Common Stock for $.42 per share, expiring 2/23/10.

(6) Includes: (i) 19,557,208 shares owned by Three R; and, (ii) 2,140,193 shares owned by Allen D. Allen and 4,280,387 shares owned by CytoDyn of New Mexico, Inc. ("CytoDyn NM") for which Three R holds an irrevocable proxy to vote all such shares.

(7) CytoDyn NM granted an irrevocable proxy coupled with interest to vote its shares to Three R.

(8) Includes: (i) 4,280,387 shares owned by CytoDyn NM, of which Allen D. Allen ("Allen") is a director and controlling shareholder; and, (ii) 2,140,193 shares owned by Allen. Allen granted an irrevocable proxy coupled with interest to vote his shares to Three R.

(9) Includes options to purchase an aggregate of 2,140,192 shares of Common Stock which consists of: 1,426,794 shares, immediately exercisable for a period of five (5) years, at $.42 per share, as adjusted post-merger granted by the Issuer; and, an option granted by Three R to purchase 713,398 shares of the Issuer's Common Stock owned by Three R, immediately exercisable for a period of five (5) years, at $.42 per share.

(10) The shares, which include an aggregate of 2,140,192 shares underlying options held in the name of Battersea Capital, Inc. ("Battersea"), are owned by Battersea, of which Mr. Lepo is the managing director.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

               Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file reports of beneficial ownership of the Company's Common Stock and changes in such ownership with the Securities and Exchange Commission, the Nasdaq National Market and the Company. Specific due dates for these reports have been established, and the Company is required to disclose in this Proxy Statement any failure to file these reports on a timely basis. Based solely on its review of the copies of these reports received or written representations from these reporting persons that no Forms 5 or other reports were required for such persons, the Company believes that, during the 2000 Fiscal Year, all of such filing requirements under Section 16(a) were timely met.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               In October 1998, Three R, a corporation that is wholly owned by Lois Rezler, Daniel Azarnoff and Roy Azarnoff each of whom are former directors of the Company, entered into a Patent and Trademark License Agreement (the "License Agreement") with British Lion, the entity which previously operated the business now conducted by the Company, pursuant to which Three R granted British Lion an irrevocable, exclusive, worldwide right to use all present and future patent rights, know-how and background technology of Three R, relating to Cytolin(R). In addition, the License Agreement contains a provision whereby Three R granted British Lion a sublicense to the trademark Cytolin(R). In exchange for the License, British Lion issued 3,075,000 shares of its Stock (equivalent to 21,936,981 Company shares) to Three R, and subsequently assumed Three R's obligations under a consulting agreement between Three R and Allen D. Allen, the inventor of the technology. The License Agreement was subject to: (i) British Lion's entering into a management agreement with WCCS for purposes of assisting British Lion in obtaining FDA approval to market Cytolin(R) for commercial use; and, (ii) British Lion's entering into a business combination with a publicly held company.

               In October 1998, British Lion entered into a management agreement with WCCS (the "WCCS Agreement"), for purposes of assisting British Lion in obtaining FDA approval to market Cytolin(R) for commercial use. Lois Rezler, Daniel L. Azarnoff and Roy Azarnoff, are the officers, directors and shareholders of WCCS, as well as former directors of the Company.

          On February 23, 1999, the Company obtained Directors and Officers indemnity liability insurance coverage, including securities coverages, in the amount of $3,000,000 which indemnifies the Company against claims, as well as provides coverage against any claims against the officers and directors of the Company which (i) the Company is not legally permitted or required to pay or (ii) when the Company is legally required or permitted to pay such loss as indemnity to the Directors and Officers but cannot in fact pay such loss due solely to the financial insolvency of the Company. There is no pending litigation or proceeding involving a director, officer, employee or other agent of the Company as to which indemnification is being or may be sought, and the Company is not aware of any other pending or threatened litigation that may result in claims for indemnification by any director, officer, employee or other agent.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this Form 10-KSB:

     Index to Consolidated Financial Statements

     Report of Independent Auditors

     Consolidated Balance Sheets - March 31, 1999 and 2000

     Consolidated Statements of Operations - for the period from April 10,
     1998 (Date of Inception) through March 31, 1999 and for the year ended March 31, 2000 and cumulative amounts from inception through March 31, 2000

     Consolidated Statement of Changes in Shareholders' Equity - for the period from April 10, 1998 (Date of Inception) through March 31, 2000

     Consolidated Statements of Cash Flows - for the period from April 10,
     1998 (Date of Inception) through March 31, 1999 and for the year ended March 31, 2000 and cumulative amounts from inception through March 31, 2000

     Notes to Consolidated Financial Statements

     Exhibits required to be filed are listed below and, except where incorporated by reference, immediately follow the Financial Statements.

Exhibit
Number    Description
-------   -----------

2.1 Agreement and Plan of Merger, dated February 17, 1999, by and among Versailles Capital Corporation, Amerimmune, Inc. and British Lion Medical, Inc.(2)

3.1       Amended and Restated Articles of Incorporation.(1)

3.2       Amended and Restated By-Laws.(1)

3.3 Articles of Merger, as filed with the Colorado Secretary of State on February 23, 1999.(2)

3.4       Articles of Amendment to the Articles of Incorporation.(3)

10.1      Patent and Trademark License Agreement between British Lion
          Medical, Inc. and Three R Associates, Inc., dated October 24, 1998.(2)

10.2 Termination, Sale and Shareholder Agreement by and among Three R Associates, Inc., Allen D. Allen and CytoDyn(R) of New Mexico, Inc., dated August 1, 1998.(2)

10.3 Management Agreement between British Lion Medical, Inc. and WCCS, Inc., dated October 24, 1998.(2)

10.4 Subscription, Share Restriction and Proxy Agreement between British Lion Medical, Inc. and Allen D. Allen, dated October 23, 1998.(2)

10.5 Versailles Capital Corporation 1998 Omnibus Stock Incentive Plan as amended and restated through February 23, 1999.(4)

10.6 Conditional License Agreement between Allen D. Allen, CytoDyn of New Mexico, Inc. and Amerimmune, Inc., dated February 24, 2000.

16.0      Letter on change in certifying accountant. (5)

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

(3) Incorporated by reference from the Registrant's September 30, 1999 Form 10-QSB, dated November 12, 1999.

(4)  Incorporated by reference from the Registrant's March 31, 1999 Form 10-KSB.

(5) Incorporated by reference from the like numbered exhibit filed with the Registrant's Current Report on Form 8-K, dated March 29, 1999.

(b)  Reports on Form 8-K.

     During the last quarter covered by this report, the Company filed the following Current Report on Form 8-K:

          Form 8-K, dated February 7, 2000, reporting under Item 5 of such form.

                               SIGNATURES
                               ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: June 28, 2000             AMERIMMUNE PHARMACEUTICALS, INC.



                                By: /s/ O.B. Parrish
                                   -----------------
                                   O.B. Parrish,
                                   Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signatures                        Title                     Date
       ----------                        -----                     ----

/s/ O.B Parrish            Chairman of the Board and Director  June 28, 2000
---------------
O.B. Parrish

/s/ Rex H. Lewis           President, Chief Executive Officer  June 28, 2000
----------------           and Director
Rex H. Lewis, M.B.A.

/s/ Deborah Garrett Kalof  Chief Financial Officer             June 28, 2000
-------------------------
Deborah Garrett Kalof, M.B.A., C.P.A.

/s/ Kimberlie L. Cerrone   Director                            June 28, 2000
------------------------
Kimberlie L. Cerrone, M.S., M.B.A., J.D.

/s/ Michael A. Davis       Director                            June 28, 2000
--------------------
Michael A. Davis, M.D., Sc.D., M.B.A.

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                          FINANCIAL INFORMATION                    PAGE NO.


Report of Independent Auditors . . . . . . . . . . . . . . . . . . . .F-2

Consolidated Balance Sheets - March 31, 1999 and 2000. . . . . . . . .F-3

Consolidated Statements of Operations - for the period from
April 10, 1998 (Date of Inception) through March 31, 1999 and for the year ended March 31, 2000 and cumulative amounts
from inception through March 31, 2000. . . . . . . . . . . . . . . . .F-4

Consolidated Statement of Changes in Shareholders' Equity -
for the period from April 10, 1998 (Date of Inception)
through March 31, 2000 . . . . . . . . . . . . . . . . . . . . . . . .F-5

Consolidated Statements of Cash Flows - for the Period from
April 10, 1998 (Date of Inception) through March 31, 1999
and for the year ended March 31, 2000 and cumulative amounts from inception through March 31, 2000. . . . . . . . . . . . . . . . .F-6

Notes to Consolidated Financial Statements . . . . . . . . . . . . . .F-8

                     Report of Independent Auditors


The Board of Directors
Amerimmune Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Amerimmune Pharmaceuticals, Inc. (a development stage company) as of March 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the periods then ended, and for the period from April 10, 1998 (date of inception) to March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amerimmune Pharmaceuticals, Inc. at March 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for the periods then ended, and for the period from April 10, 1998 (date of inception) to March 31, 2000 in accordance with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also disclosed in Note 1. The 2000 financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                        Ernst & Young LLP
Woodland Hills, California
June 15, 2000

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED BALANCE SHEETS


                                 ASSETS

CURRENT ASSETS                                                    March 31, 1999   March 31, 2000
                                                                  --------------   --------------

  Cash and cash equivalents                                         $  2,614,523    $    522,649
  Marketable securities                                                        -         618,360
  Advances to an affiliate                                                46,581               -
  Current portion of prepaid management fees - affiliated corporation     73,125               -
  Other current assets                                                    20,275          37,926
                                                                    ------------    ------------

          TOTAL CURRENT ASSETS                                         2,754,504       1,178,935
                                                                    ------------    ------------

PROPERTY AND EQUIPMENT, NET                                               30,633          23,475
                                                                    ------------    ------------

OTHER ASSETS
  Prepaid management fees - affiliated corporation                       140,156               -
  Deposits                                                                 3,040           3,040
                                                                    ------------    ------------
                                                                         143,196           3,040
                                                                    ------------    ------------

          TOTAL ASSETS                                              $  2,928,333    $  1,205,450
                                                                    ============    ============


                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                  $    114,597    $     83,242
  Accrued liabilities                                                    143,941         141,897
                                                                    ------------    ------------

          TOTAL CURRENT LIABILITIES                                      258,538         225,139
                                                                    ------------    ------------

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS' EQUITY
  Preferred stock $0.10 par value, 50,000,000 shares authorized,
      No shares issued or outstanding                                          -               -
  Common stock $0.05 par value, 100,000,000 shares authorized,
      43,042,856 shares issued and outstanding in both years           2,152,143       2,152,143
  Additional paid-in-capital                                           2,700,309       3,090,266
  Note receivable from affiliate                                               -        (156,989)
  Deficit accumulated during the development stage                    (2,182,657)     (4,105,109)
                                                                    ------------    ------------

          TOTAL SHAREHOLDERS' EQUITY                                   2,669,795         980,311
                                                                    ------------    ------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $  2,928,333    $  1,205,450
                                                                    ============    ============



See accompanying notes

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIOD FROM APRIL 10, 1998 (Date of Inception) THROUGH MARCH 31, 1999
                  AND FOR THE YEAR ENDED MARCH 31, 2000
      AND CUMULATIVE AMOUNTS FROM INCEPTION THROUGH MARCH 31, 2000


                                                                                      CUMULATIVE
                                                      PERIOD ENDED     YEAR ENDED    AMOUNTS FROM
                                                     MARCH 31, 1999  MARCH 31, 2000    INCEPTION
                                                     --------------  --------------    ---------
COSTS AND EXPENSES
  Research and development                           $    422,293   $    832,518        1,254,811
  General and administrative                            1,769,311      1,168,649        2,937,960
                                                     ------------   ------------     ------------

          OPERATING LOSS                               (2,191,604)    (2,001,167)      (4,192,771)

OTHER INCOME (EXPENSE)

  Interest income                                          10,188         88,907           99,095
  Interest expense                                           (441)        (8,592)          (9,033)
                                                     ------------   ------------     ------------


                                                            9,747         80,315           90,062
                                                     ------------   ------------     ------------


LOSS BEFORE PROVISION

  FOR INCOME TAXES                                     (2,181,857)    (1,920,852)      (4,102,709)

PROVISION FOR INCOME TAXES                                    800          1,600            2,400
                                                     ------------   ------------     ------------


NET LOSS                                             $ (2,182,657)  $ (1,922,452)    $ (4,105,109)
                                                     ============   ============     ============



NET LOSS PER COMMON SHARE - BASIC AND DILUTED        $      (0.08)  $      (0.04)
                                                     ============   ============


WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING - BASIC AND DILUTED                      28,067,000     43,042,856
                                                     ============   ============



See accompanying notes

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
        CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
         FOR THE PERIOD FROM APRIL 10, 1998 (Date of Inception)
                         THROUGH MARCH 31, 2000

                                                                                                      DEFICIT
                                                  COMMON STOCK                          NOTE        ACCUMULATED
                                                  ------------         ADDITIONAL     RECEIVABLE    DURING THE
                                              NUMBER                     PAID IN        FROM        DEVELOPMENT
                                             OF SHARES       AMOUNT      CAPITAL      AFFILIATE        STAGE          TOTAL
                                             ---------       ------      -------      ---------        -----          -----

Issuance of common stock to founders on
  October 24, 1998 at $0.001 per share      24,077,174   $     3,650   $          -  $          -    $         -    $     3,650
Fair value of stock and an option issued
  on October 24, 1998 in exchange for
  services and trademark rights              7,704,696       814,000              -             -              -        814,000
Fair value of stock issued to prospective
  officers on October 24, 1998                 677,728       142,500              -             -              -        142,500
Issuance of common stock in a private
  placement in November and December
  1998 at $0.21 per share                    1,426,790       300,000              -             -              -        300,000
Fair value of stock and an option
  transferred by a principal stockholder
  on February 16, 1999 in exchange for
  services                                           -       452,000              -             -              -        452,000
Issuance of common stock in a private
  placement in February 1999 at $0.42 per
  share                                      7,872,352     3,050,302              -             -              -      3,050,302
Fair value of stock transferred to a
  prospective officer by a principal
  stockholder on February 23, 1999                   -        90,000              -             -              -         90,000
Merger of Versailles Capital Corporation     1,284,116    (2,700,309)     2,700,309             -              -              -
Net loss for the period from inception
  (April 10, 1998) through March 31, 1999            -             -              -             -     (2,182,657)    (2,182,657)
                                           -----------   -----------    -----------   -----------   ------------    -----------

Balance at March 31, 1999                   43,042,856     2,152,143      2,700,309             -     (2,182,657)     2,669,795

Fair value of stock options issued
 on April 1, 1999 in exchange for
 services                                            -             -          6,163             -              -          6,163

Modification of stock options                        -             -        383,794             -              -        383,794

Note receivable from affiliate                       -             -              -      (156,989)             -       (156,989)

Net loss for the year ended
 March 31, 2000                                      -             -              -             -     (1,922,452)    (1,922,452)
                                           -----------   -----------    -----------   -----------   ------------    -----------

Balance at March 31, 2000                   43,042,856   $ 2,152,143    $ 3,090,266)  $ (156,989)   $ (4,105,109)   $   980,311
                                           ===========   ===========    ===========   ===========   ============    ===========


See accompanying notes

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM APRIL 10, 1998 (Date of Inception) THROUGH MARCH 31, 1999
                  AND FOR THE YEAR ENDED MARCH 31, 2000
      AND CUMULATIVE AMOUNTS FROM INCEPTION THROUGH MARCH 31, 2000

                                                                                     CUMULATIVE
                                                                                       AMOUNTS
                                                      PERIOD ENDED     YEAR ENDED       FROM
                                                     MARCH 31, 1999  MARCH 31, 2000   INCEPTION
                                                     --------------  --------------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           $ (2,182,657)  $ (1,922,452)    $ (4,105,109)


ADJUSTMENTS TO RECONCILE NET LOSS
 TO NET CASH USED BY OPERATING ACTIVITIES
  Noncash transactions:
  Depreciation and amortization                                 -         11,600           11,600
  Fair value of stock and an option issued in
      exchange for services and trademark rights          814,000              -          814,000
  Fair value of stock issued to prospective officers      142,500              -          142,500
  Fair value of stock transferred to a prospective
      officer by a principal shareholder                   90,000              -           90,000
  Fair value of stock and an option transferred by
      a principal shareholder in exchange for services    452,000              -          452,000
  Fair value of stock options issued in exchange for
      services                                                  -          6,163            6,163
  Modification of stock options                                 -        383,794          383,794
  Changes in assets and liabilities:
   Advances from/to affiliates                            (46,581)        46,581                -
   Other current assets                                   (20,275)       (17,651)         (37,926)
   Prepaid management fees                               (213,281)       213,281                -
   Deposits                                                (3,040)             -           (3,040)
   Accounts payable and accrued expenses                  258,538        (33,399)         225,139
                                                     ------------   ------------     ------------
  Total adjustments                                     1,473,861        610,369        2,084,230
                                                     ------------   ------------     ------------
          NET CASH USED BY OPERATING ACTIVITIES          (708,796)    (1,312,083)      (2,020,879)
                                                     ------------   ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of marketable securities                            -       (618,360)        (618,360)
  Purchases of property and equipment                     (30,633)        (4,442)         (35,075)
  Loan to an affiliate                                          -       (156,989)        (156,989)
                                                     ------------   ------------     ------------
          NET CASH USED IN INVESTING ACTIVITIES           (30,633)      (779,791)        (810,424)
                                                     ------------   ------------     ------------



Continued on next page

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM APRIL 10, 1998 (Date of Inception) THROUGH MARCH 31, 1999
                  AND FOR THE YEAR ENDED MARCH 31, 2000
      AND CUMULATIVE AMOUNTS FROM INCEPTION THROUGH MARCH 31, 2000



CASH FLOWS FROM FINANCING ACTIVITIES
 Net proceeds from sale of common stock                 3,353,952              -        3,353,952
                                                     ------------   ------------     ------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                       2,614,523     (2,091,874)         522,649
                                                     ------------   ------------     ------------

CASH AND CASH EQUIVALENTS, Beginning of Period                  -      2,614,523                -
                                                     ------------   ------------     ------------
CASH AND CASH EQUIVALENTS, Ending of Period          $  2,614,523   $    522,649     $    522,649
                                                     ============   ============     ============


Supplemental disclosures of cash flow information
Cash paid during period for:
  Interest                                           $        441   $      8,592     $      9,033
                                                     ------------   ------------     ------------
  Income Taxes                                       $          -   $      3,200     $      3,200
                                                     ============   ============     ============


See accompanying notes

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000

1.  BUSINESS AND BASIS OF PRESENTATION

BUSINESS AND ORGANIZATION

Amerimmune Pharmaceuticals, Inc. (the "Company"), formerly named Versailles Capital Corporation, is a Colorado Corporation incorporated on December 31, 1986. From 1991 through February 22, 1999, the Company was inactive aside from seeking a business combination candidate.

British Lion Medical, Inc. ("British Lion") was incorporated in California in August 1997 and commenced operations on April 10, 1998. British Lion was engaged in the pharmaceutical research business with the primary purpose of developing Cytolin(R), a drug designed to protect the immune system, especially in patients suffering from Human Immunodeficiency Virus ("HIV").

On February 17, 1999, the Company, British Lion and Amerimmune, Inc. ("AI"), a newly organized, wholly owned subsidiary of the Company, entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement on February 23, 1999, each share of British Lion's issued and outstanding no par value common stock (5,853,500 shares) was exchanged for 7.133978 newly issued shares (41,758,740 shares) of the Company's $0.05 par value per share common stock. After the exchange, former British Lion shareholders acquired approximately 97% of the issued and outstanding voting shares of the Company and the Company acquired all of the issued and outstanding shares of British Lion through a merger of British Lion with and into AI, with AI as the surviving legal entity (the "Transaction"). Prior to the Transaction, the Company had nominal assets and liabilities. Unless otherwise noted, all references to the number of shares of common stock in these financial statements are based upon the equivalent post-exchange number of shares of the Company's common stock.

For financial reporting purposes, the Transaction has been accounted for as a reverse acquisition whereby British Lion is deemed to have acquired the Company. Since this was a reverse acquisition, the legal acquiror, the Company, continued in existence as the legal entity whose shares represent the outstanding common stock of the combined entities. The acquisition has been accounted for as a recapitalization of British Lion based upon historical cost. The recapitalization was given retroactive effect. In connection with the Transaction, the Company succeeded to the business of British Lion and became engaged in the pharmaceutical research business with the primary purpose of developing Cytolin(R). The Company has assumed the obligations of British Lion including all outstanding stock options and warrants to purchase shares of British Lion's common stock and has issued equivalent shares of the Company common stock under the same terms and conditions.

On August 6, 1999, the shareholders of the Company adopted an amendment to the Company's articles of incorporation to change the name of the Company to Amerimmune Pharmaceuticals, Inc. from Versailles Capital Corporation.

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       March 31, 2000 (CONTINUED)

BASIS OF PRESENTATION AND MANAGEMENT PLAN

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles on the basis of a going concern. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company is a development stage pharmaceutical research company and has not generated any revenues from operations for the period from April 10, 1998 (the date that British Lion commenced operations) through March 31, 2000. The Company has devoted substantially all of its resources to the acquisition of a license, research and development of Cytolin(R), and expenses related to the startup of its business. The Company has been unprofitable since inception and expects to incur substantial additional operating losses for the next twelve months, as well as for the next few years, as it increases expenditures on its research and development activities and allocates significant and increasing resources to clinical testing, marketing and other activities.

The Company commenced a tolerability study for Cytolin(R) after a clinical protocol was sanctioned by the Food and Drug Administration ("FDA") and the bulk drug has been manufactured, tested, packaged, and released for clinical use. The Company has completed the submission of related manufacturing records to the FDA.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company estimates that it will require significant additional funding over the next three years to continue operations and to successfully complete the FDA approval process for Cytolin(R). The Company believes that additional funds will be needed to fund operations after September 30, 2000. The Company has established plans designed to increase the capitalization of the Company and is actively seeking additional capital that will provide funds needed to increase the internal growth of the Company in order to fully implement its business plans. There can be no assurances that such additional capital will be available to the Company on favorable terms, if at all. The failure of the Company to obtain additional funding if and when required would have a material adverse effect on the Company's ability to fulfill its business plan, continue its operations and meet its financial commitments.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

MARKETABLE SECURITIES

Marketable securities are classified as held-to-maturity and consist of investments in United States Government Bonds that have maturities over three months but less than

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       March 31, 2000 (CONTINUED)

one year from date of purchase.

CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and marketable securities. At March 31, 2000, substantially all cash and cash equivalents were on deposit with one financial institution.

PROPERTY AND EQUIPMENT

Office furniture and equipment is recorded at cost. Depreciation commences as assets are placed in service and is computed on a straight-line method over their estimated useful lives of three years.

Leasehold improvements are recorded at cost and amortized over the three-year term of the lease.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. Payments related to the acquisition of technology rights, for which development work is in-process, are expensed and considered a component of research and development costs.

ACCOUNTING FOR STOCK BASED COMPENSATION

The Company's employee stock option plan is accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") which requires the recognition of expense when the option price is less than the fair value of the stock at the date of grant. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

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

Pursuant to SAB 98, common stock issued for nominal consideration is required to be included in the calculation of basic and diluted earnings per share, as if they were

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       March 31, 2000 (CONTINUED)

outstanding for all periods presented. In accordance with the SAB 98 requirements, 21,936,981 of the founder's shares are considered to be nominal issuances and have been considered outstanding for all of the period ended March 31, 1999.

All outstanding stock options and warrants have been excluded from the calculation of diluted loss per share, because the assumed conversion of such instruments is antidilutive.

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, "Reporting
Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. To date, the Company has not had any transactions that are required to be reported in comprehensive income.

SEGMENT INFORMATION

The Company has determined that it does not have separately reportable operating segments in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information".

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, cash equivalents and marketable securities is assumed to be fair value because of the liquidity of these instruments. Accounts payable, accrued expenses and amounts due from an affiliate approximate fair value because of the short maturity of these instruments.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

RECLASSIFICATIONS

Certain information in the 1999 consolidated financial statements has been reclassified to conform to current year presentation.


3. COMMON STOCK

INITIAL ISSUANCE OF SHARES

During October 1998, the Company issued 24,077,174 shares of restricted common

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       March 31, 2000 (CONTINUED)

stock (at $0.001 per share) to founders for cash in connection with the execution of patent and license agreements. Another 4,280,387 shares were issued in exchange for rights to a trademark (see Note 5). The shareholders who were issued these shares have agreed not to sell any of their shares for a period of two years from the date of issuance of the shares.

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

FEBRUARY 22, 1999 PRIVATE PLACEMENT

Pursuant to the Merger Agreement, and as a condition precedent to the Transaction, the Company successfully completed a private placement of its common stock on February 22, 1999 and issued 7,633,364 common shares. Through this private placement, the Company raised net cash proceeds of $3,050,302 (gross proceeds of $3,210,000 less cash private placement expenses of $159,698). The Company also incurred non-cash expenses of $210,294 in connection with this private placement. The Company (i) issued 238,988 shares of its restricted common stock with a fair value of approximately $0.42 per share to an investor for assisting in this private placement of the Company's common stock ($100,500) and (ii) issued 515,308 warrants at a price of $0.42 per share to a private placement agent as commissions (the fair value of these warrants was estimated to be $109,794).

In fiscal 1999, the Company entered into an agreement with a financial consulting firm, Battersea Capital, Inc. ("Battersea"), to assist the Company in private placements and finding an appropriate public company into which the Company could merge. In connection with Battersea's consulting agreement with the Company, LMU & Company ("LMU") acquired the majority ownership of Versailles prior to the Transaction and facilitated the merger of British Lion with Versailles. The Company paid LMU a finder's fee of $100,000 from the proceeds of its second private placement in February 1999 for these services. Such amounts have been included in the accompanying statement of operations as general and administrative expenses.

SHARES ISSUED FOR SERVICES

Shares of common stock issued for other than cash have been assigned amounts

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       March 31, 2000 (CONTINUED)

equivalent to the fair value of the assets or services received in exchange for such shares.

As part of the consideration for Battersea's services described above, the Company issued 2,140,193 restricted shares of its stock to Battersea in October 1998 and granted Battersea an option to purchase an additional 1,426,794 shares of stock at a price of $0.42 per share for a five year period. The shares of stock issued were recorded at $450,000 based upon a value of $0.21 a share, the price of the shares sold in the Initial Private Placement. The stock option granted was recorded at $94,000, approximately $0.065 per share, using the Black-Scholes option pricing model. In connection with this transaction, the Company recorded a non-cash, general and administrative expense of $544,000. The shares issued and the shares underlying the option are covered by certain registration rights.

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


4. INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." As a result of incurred net losses, no provision for income taxes was recognized other than the state minimum taxes of $1,600. The Company's income tax expense differs from income tax benefit computed at the U.S. federal statutory tax rate, because no income tax benefits were

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       March 31, 2000 (CONTINUED)

recorded for its losses and certain expenses recorded for financial reporting purposes are not deductible for income tax reporting purposes.

A reconciliation of the statutory federal income tax rate to the effective tax rate, as a percentage of loss before income tax is as follows:


                                                                        MARCH 31,
                                                                 1999                2000
                                                                 ----                ----
      Statutory federal income tax (benefit) rate                  (34)%                (34)%
      Non-deductible expenses                                       23                    7
      Valuation allowance                                           11                   27
                                                                ------               ------
                                                                     - %                 - %
                                                                ------               ------


The components of the Company's deferred tax assets are as follows:


                                                                        MARCH 31,
                                                                 1999                2000
                                                                 ----                ----
      Deferred tax assets
        Net operating loss carryforward                         $ 208,000           $ 768,000
        Patent rights                                              66,000              28,000
        Accrued compensation                                            -              24,000
        Valuation allowance                                      (274,000)           (820,000)
                                                                ---------           ---------
      Net deferred tax assets                                   $       -           $       -
                                                                =========           =========

Due to the uncertainty surrounding the Company's ability to realize the benefits of its net operating loss carryforwards in future tax returns, the Company has recorded a valuation allowance against its otherwise recognizable deferred tax assets.

At March 31, 2000, the Company had operating loss carryforwards available to reduce future federal and state income of approximately $1,919,000, which expire in 2020 for federal income tax purposes and 2008 for state income tax purposes.


5.  COMMITMENTS AND CONTINGENCIES

TERMINATION, SALE AND SHAREHOLDER AGREEMENT

Allen D. Allen ("Allen") is the present owner of all United States patent and foreign patent rights to the technology and know-how under the product Cytolin(R) ("the "Technology"). In 1994, Allen granted CytoDyn of New Mexico, Inc. ("CytoDyn"), of which Allen owns 100% of the voting stock, an exclusive, worldwide license to use the patent rights and technology. In addition, CytoDyn obtained a trademark name for Cytolin(R).

In August 1998, Allen and CytoDyn entered into a Termination, Sale and
Shareholder

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       March 31, 2000 (CONTINUED)

Agreement ("the Purchase Agreement") with Three R Associates, Inc. ("Three R"), a corporation affiliated with the Company through its ownership by three of the Company's former directors and/or officers.

Pursuant to the terms of the Purchase Agreement, CytoDyn agreed to relinquish the exclusive license to use the technology and patents previously granted to it by Allen in exchange for 4,280,387 shares of the Company's common stock. In addition, Allen agreed to sell all United
States Patent rights, foreign patent rights, and all technological know-how underlying the product, Cytolin(R), to Three R in exchange for $1,350,000, payable monthly over a fifteen year period. Payments to Allen commenced and the Company assumed the obligation to Allen, as part of the Patent and Trademark License Agreement discussed below, upon completion of the Transaction.

CONSULTING AGREEMENT - RESEARCH AND DEVELOPMENT

In August 1998, Allen entered into a consulting agreement with Three R whereby Allen agreed to provide the Company with any new and additional similar technologies, if any, for a period of fifteen years in exchange for a consulting fee of $10,000 per year. Payments under the consulting agreement commenced subsequent to completion of the Transaction, and the Company assumed the obligation to Allen upon completion of the Transaction, as part of the License Agreement. Effective February 23, 2000, the Company can terminate the consulting agreement with one year's notice.

PATENT AND TRADEMARK LICENSE AGREEMENT

In October 1998, the Company entered into a Patent and Trademark License Agreement ("the License Agreement") with Three R. The Company was granted an irrevocable, exclusive, worldwide license to use all present and future patent rights, know-how and background technology of Three R relating to Cytolin(R), which Three R had previously obtained from Allen and CytoDyn. In addition, the License Agreement granted the Company a sublicense to the trademark name, Cytolin(R). The License Agreement was consummated simultaneously with the Transaction.

The Company issued 21,936,981 shares of its common stock to Three R upon execution of the Agreement, and the Company also assumed Three R's obligations to pay Allen under the agreements discussed above between Three R nd Allen.

Under the terms of the Purchase Agreement discussed above, the Company is obligated to pay Allen, at a minimum, $180,000 in scheduled monthly installments through February 23, 2001. The Company has the option to terminate the payments due Allen after the minimum amounts are paid. If the Company elects to terminate the payment in excess of the minimum due, it would abandon the rights acquired through the Purchase agreement.

During fiscal 1999, the Company accrued research and development expenses of $166,000 in connection with the minimum payments due to Allen through February 23, 2001. The payments were discounted to their fair value of $166,000 by applying an

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       March 31, 2000 (CONTINUED)

imputed interest rate of 8% to future cash outflows

CONDITIONAL LICENSE AGREEMENT

In September 1999, Allen and CytoDyn delivered written notice to the Company that they believed that the Purchase Agreement is void and is not enforceable due to fraudulent inducement by Three R and other, unspecified reasons. Allen and CytoDyn have demanded that Three R and its owners surrender any and all stock in the Company, which was obtained pursuant to the Purchase Agreement.

In February 2000, the Company entered into a Conditional License Agreement with Allen and CytoDyn which preserves the Company's rights to the Technology in the event Allen is successful in his efforts to rescind the agreements with Three R and its affiliates discussed above. In consideration for entering into the Conditional License Agreement, the Company advanced CytoDyn an additional $50,000 pursuant to the terms of a Loan Agreement which was previously entered into whereby the Company loaned CytoDyn $100,000 (See Note 6). At March 31, 2000, the note receivable of $150,000, which is collateralized by shares of the Company's stock, plus accrued interest of $6,989 was classified as a reduction of shareholders' equity. In addition, the Company has agreed to continue to pay the obligations due to Allen under the Purchase Agreement, should Allen prevail in his actions.

CONSULTING AGREEMENT - PHASE I TESTING

In February 2000, Allen entered into a consulting agreement with the Company whereby Allen agreed to provide the Company with consulting services in connection with the Phase I testing of Cytolin(R) for a maximum period of six months in exchange for a consulting fee of $5,000 per month.


MANAGEMENT AGREEMENT

In October 1998, the Company entered into a three year management agreement for $585,000 per year with Western Center for Clinical Studies, Inc. ("WCCS"), a corporation that is wholly-owned by three of the Company's former officers and directors. The agreement was scheduled to expire on February 23, 2002. The management agreement provided for services by WCCS to the Company for the purpose of assisting the Company in obtaining FDA approval to market Cytolin(R) for commercial use. In November 1999, the Company notified WCCS of its rescission of this agreement based upon the Company's belief that WCCS made certain fraudulent misrepresentations to the Company and had breached its performance under the management agreement. The Company is evaluating remedies to collect all amounts paid to WCCS in conjunction with this agreement.

OFFICER EMPLOYMENT AGREEMENT

During November 1999, the Company hired a new president and chief executive officer. As of March 31, 2000, the new president and chief executive officer's

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       March 31, 2000 (CONTINUED)

employment agreement had not been finalized. Accordingly, based on preliminary negotiations regarding the employment agreement, the Company has accrued $70,000 representing the pro rata portion of the expected compensation applicable to the year ended March 31, 2000. Additionally, the Company expects to issue stock options to the new officer, the terms of which have not been finalized.

LEASE COMMITMENTS

The Company's office facilities are located in Woodland Hills, California. The Company leases its facilities under a three-year non-cancelable operating lease scheduled to expire on January 31, 2002. Minimum future rental payments required over the remaining lease term are as follows:


  YEAR ENDED MARCH 31                                  TOTAL
  -------------------                              -------------
       2001                                        $     41,896
       2002                                              33,368
                                                   ------------
                                                   $     75,264
                                                   ============

Rent expense for the years ended March 31, 2000 and March 31,1999 are $38,620 and $3,040 respectively.


6.  RELATED PARTY TRANSACTIONS

During the period from inception (April 10, 1998) through March 31, 2000, the Company incurred expenses of $442,575 as a result of services performed by an affiliate, WCCS, on behalf of the Company. In fiscal 1999, the Company advanced $219,375 to WCCS to commence certain services in connection with the development of Cytolin(R) to be performed over a three year period beginning when the management agreement between the parties became effective. In November 1999, the Company notified WCCS of its rescission of this agreement and expensed the remaining prepaid management fees. The Company is evaluating remedies to collect all amounts paid to WCCS in conjunction with this agreement

During the period from inception (April 10, 1998) through March 31, 2000, the Company paid consulting fees of $68,694 to Allen for providing scientific expertise regarding the development of Cytolin(R), $115,875 pursuant to the Patent and Trademark License Agreement, and $10,000 in consulting fees in connection with the Phase I Testing of Cytolin(R). As of March 31, 2000, $3,500 of such fees were included in accounts payable.

During the period from inception (April 10, 1998) through March 31, 2000, the Company incurred legal expenses of $10,000 for an attorney who is also a director of the Company.

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       March 31, 2000 (CONTINUED)

Since inception through January 31, 1999, the Company used part of an office facility and administrative services provided by WCCS at no cost. On February 1, 1999, the Company entered into a long-term non-cancellable operating lease agreement with an unrelated party.

During June 1999, the Company loaned CytoDyn $100,000 to facilitate payment by CytoDyn of certain legal and office expenses and to facilitate repayment to the Company by CytoDyn of previous advances. In February 2000, the Company loaned CytoDyn an additional $50,000 under the same terms and conditions as the original loan, as consideration for entering into the Conditional License Agreement (see Note 5). The loans bear interest at a rate of 8% per annum and are due, together with accrued interest, on or before February 23, 2001. The loans are secured by 450,000 shares of Company common stock which are owned by CytoDyn. The Company believes that these loans are fully collectible


7.  STOCK OPTION PLAN

In December 1998, the Company established the 1998 Omnibus Stock Incentive Plan ("the Plan") under which the Company may grant options for up to 7,133,970 shares of its common stock. Options granted under the Plan are generally exercisable for a period of ten years from the date of grant at an exercise price not less than the fair market value of the shares at the date of grant. Options granted under the Plans generally vest over a one to three year period from the date of the grant. Activity in the stock option plan during fiscal years 2000 and 1999 was as follows:



                                                                      OPTIONS OUTSTANDING
                                                                ------------------------------
                                                                                     WEIGHTED
                                                                                      AVERAGE
                                                                 NUMBER OF           PRICE PER
                                                                   SHARES              SHARE
                                                                ------------------------------
      Balance April 10, 1998                                            -           $        -

      Granted                                                   2,432,684                 0.42
      Exercised                                                         -                    -
      Cancelled                                                         -                    -
                                                                ------------------------------
      Balance at March 31, 1999                                 2,432,684           $     0.42

      Granted                                                      50,000                 2.50
      Exercised                                                         -                    -
      Cancelled                                                  (927,462)                 .42
                                                                ------------------------------
      Balance at March 31, 2000                                 1,555,222           $     0.49
                                                                ------------------------------

At March 31, 2000, 5,578,748 shares were available for future grant under the Plan. At March 31, 2000, there were 936,766 options exercisable with weighted average exercise

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       March 31, 2000 (CONTINUED)

prices of $0.42. As of March 31, 1999, no options were exercisable. The weighted average remaining contractual life of outstanding options at March 31, 2000 and 1999, was 8.9 and 9.8 years, respectively.

In April 1999, the Company issued 50,000 shares at an exercise price of $2.50 per share to five individuals in exchange for services on the Medical Advisory Board for a three-year period. The stock options granted were valued March 31, 2000 at $18,500, $0.37 per share, using the Black-Scholes option pricing model. During fiscal 2000, the Company recorded $6,163 in consulting expense relating to the Medical Advisory Board options granted. Compensation expense related to these options will be remeasured until such time the options are fully vested.

During the third and fourth quarter of fiscal year 2000, the Company modified the expiration dates of certain vested options in connection with the separation agreements with two former officers of the Company and recorded related non-cash compensation expense of $383,794.

As of March 31, 2000, the Company also had additional outstanding and exercisable options for 1,426,794 common shares and warrants to purchase 515,308 shares of the Company's common stock which are exercisable at a price of $0.42 per share.

Pro forma information regarding net loss and loss per share shown below was determined as if the Company had accounted for its stock options issuances under APB No. 25 in fiscal 1999 (no such issuances in fiscal 2000) under the fair value method of SFAS 123. The pro forma compensation expense for fiscal 2000 represents current year amortization of fiscal 1999 stock option grants. The fair value of the fiscal 1999 options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 6%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 50%; and expected life of the options of 3.2 years. These assumptions resulted in weighted average fair values of $0.17 per share for stock options granted during the period from April 10, 1998 to March 31, 1999.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company's stock options have characteristics significantly different from those of traded options such as vesting restrictions and extremely limited transferability.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the option vesting periods. The pro forma effect on net loss for the year ended March 31, 2000 is not representative of the pro forma effect on net income/(loss) in future years because the pro forma information in future years will reflect the amortization of a larger number of stock options granted in several succeeding years. The Company's pro forma information is as follows:

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       March 31, 2000 (CONTINUED)

                                                                   YEARS ENDED MARCH 31,
                                                                 1999                2000
                                                                 ----                ----
      Pro forma net loss                                        ($2,232,657)       ($2,120,382)
      Pro forma loss per share
        Basic and Diluted                                          ($0.08)            ($0.05)


8.  PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following:



                                                                MARCH 31, 1999     MARCH 31, 2000
                                                                --------------     --------------
      Office furniture and equipment                            $    26,891         $    30,568
      Leasehold improvements                                          3,742               4,507
                                                                -------------       -------------
                                                                     30,633              35,075

      Less accumulated depreciation and amortization                      -              11,600
                                                                -------------       -------------
                                                                $    30,633         $    23,475
                                                                =============       =============