Form 10QSB
period 2000-06-30
AMERIMMUNE PHARMACEUTICALS INC
filed 2000-08-14
CIK 818808

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                               FORM 10-QSB

[ x ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  June 30, 2000

[   ]  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________ to _______________

Commission file number: 0-22865
                        -------
                    AMERIMMUNE PHARMACEUTICALS, INC.
--------------------------------------------------------------------------
    (Exact Name of Small Business Issuer as Specified in Its Charter)

           Colorado                                  84-1044910
--------------------------------------    --------------------------------
 (State or Other Jurisdiction of                    (IRS Employer
  Incorporation or Organization)                  Identification No.)

    21550 Oxnard Street, Suite 830 * Woodland Hills, California 91367
--------------------------------------------------------------------------
                (Address of Principal Executive Offices)

                              (818)676-0404
--------------------------------------------------------------------------
            (Issuer's Telephone Number, Including Area Code)


--------------------------------------------------------------------------
          (Former Name, Former Address and Former Fiscal Year,
                      if Changed Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No
    -------      -------

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF JULY 31, 2000, 43,042,856 SHARES OF THE ISSUER'S COMMON STOCK, $0.05 PAR VALUE PER SHARE, WERE OUTSTANDING.

Transitional Small Business Disclosure Format (check one):

Yes          No    X
    -------     -------

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


PART I              FINANCIAL INFORMATION                        PAGE NO.

Item 1. Financial Statements:

Consolidated Balance Sheets - March 31, 2000 and
June 30, 2000 (unaudited). . . . . . . . . . . . . . . . . . . . . . . .2

Consolidated Statements of Operations - for the Three Months Ended
June 30, 1999 and 2000 and cumulative amounts from inception through June 30, 2000 (unaudited). . . . . . . . . . . . . . . . . . . .3

Consolidated Statements of Cash Flows - for the Three Months
Ended June 30, 1999 and 2000 and cumulative amounts from
inception through June 30, 2000 (unaudited). . . . . . . . . . . . . . .4

Notes to Unaudited Consolidated Financial Statements . . . . . . . . . .6

Item 2. Management's Discussion and Analysis or Plan
of Operation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

PART II             OTHER INFORMATION

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 15

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 15

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

                    AMERIMMUNE PHARMACEUTICALS, INC.
PART I                (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED BALANCE SHEETS
ITEM 1. FINANCIAL STATEMENTS

                                 ASSETS


                                                     MARCH 31, 2000      JUNE 30, 2000
CURRENT ASSETS                                         (AUDITED)          (UNAUDITED)
                                                     --------------      --------------
  Cash and cash equivalents                          $    522,649        $    842,716
  Marketable securities                                   618,360                   -
  Other current assets                                     37,926              28,032
                                                     ------------        ------------

          TOTAL CURRENT ASSETS                          1,178,935             870,748
                                                     ------------        ------------

PROPERTY AND EQUIPMENT, NET                                23,475              20,530
                                                     ------------        ------------

OTHER ASSETS
  Deposits                                                  3,040               3,040
                                                     ------------        ------------

          TOTAL ASSETS                               $  1,205,450        $    894,318
                                                     ============        ============


                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                   $     83,242        $     36,931
  Accrued liabilities                                     141,897             156,472
                                                     ------------        ------------

          TOTAL CURRENT LIABILITIES                       225,139             193,403
                                                     ------------        ------------

COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS' EQUITY
  Preferred stock $0.10 par value, 50,000,000
    shares authorized, no shares issued or
    outstanding                                                 -                   -
  Common stock $0.05 par value, 100,000,000 shares
    authorized, 43,042,856 shares issued and
    outstanding                                         2,152,143           2,152,143
  Additional paid-in-capital                            3,090,266           3,090,266
  Note receivable from affiliate                         (156,989)           (160,022)
  Deficit accumulated during the development stage     (4,105,109)         (4,381,472)
                                                     ------------        ------------

          TOTAL SHAREHOLDERS' EQUITY                      980,311             700,915
                                                     ------------        ------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $  1,205,450        $    894,318
                                                     ============        ============



See accompanying notes

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 2000
     AND CUMULATIVE AMOUNTS FROM APRIL 10, 1998 (Date of Inception)
                          THROUGH JUNE 30, 2000
                               (unaudited)

                                            THREE MONTHS   THREE MONTHS    CUMULATIVE
                                                ENDED          ENDED      AMOUNTS FROM
                                            JUNE 30, 1999  JUNE 30, 2000    INCEPTION
                                            -------------  -------------    ---------
COSTS AND EXPENSES
  Research and development                  $    259,533   $    119,075      1,373,886
  General and administrative                     208,534        169,766      3,107,726
                                            ------------   ------------   ------------

          OPERATING LOSS                        (468,067)      (288,841)    (4,481,612)


OTHER INCOME (EXPENSE)
  Interest income                                 25,382         14,967        114,062
  Interest expense                                  (583)          (889)        (9,922)
                                            ------------   ------------   ------------

                                                  24,799         14,078        104,140
                                            ------------   ------------   ------------

LOSS BEFORE PROVISION
  FOR INCOME TAXES                              (443,268)      (274,763)    (4,377,472)

PROVISION FOR INCOME TAXES                           800         (1,600)         4,000
                                            ------------   ------------   ------------

NET LOSS                                    $   (444,068)  $   (276,363)  $ (4,381,472)
                                            ============   ============   ============

NET LOSS PER COMMON SHARE - BASIC
AND DILUTED                                 $      (0.01)  $      (0.01)
                                            ============   ============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING - BASIC AND DILUTED             43,042,856     43,042,856
                                            ============   ============




See accompanying notes

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 2000
     AND CUMULATIVE AMOUNTS FROM APRIL 10, 1998 (Date of Inception)
                          THROUGH JUNE 30, 2000
                               (unaudited)






                                                                           CUMULATIVE
                                            THREE MONTHS   THREE MONTHS      AMOUNTS
                                                ENDED          ENDED          FROM
                                            JUNE 30, 1999  JUNE 30, 2000    INCEPTION
                                            -------------  -------------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                 $   (444,068)  $   (276,363)  $ (4,381,472)


ADJUSTMENTS TO RECONCILE NET LOSS
 TO NET CASH USED BY OPERATING ACTIVITIES
   Noncash transactions:
   Depreciation and amortization                   2,765          2,945         14,545
   Fair value of stock and an option issued
     in exchange for services and trademark
     rights                                            -              -        814,000
   Fair value of stock issued to prospective
     officers                                          -              -        142,500
   Fair value of stock transferred to a
     prospective officer by a principal
     shareholder                                       -              -         90,000
   Fair value of stock and an option
     transferred by a principal shareholder
     in exchange for services                          -              -        452,000
   Fair value of stock options issued in
     exchange for services                             -              -          6,163
   Modification of stock options                       -              -        383,794
   Changes in assets and liabilities:
    Advances from/to affiliates                   46,581              -              -
    Other current assets                          (6,057)         9,894        (28,032)
    Prepaid management fees                       18,281              -              -
    Deposits                                           -              -         (3,040)
    Accounts payable and accrued expenses        (25,615)       (31,736)       193,403
                                            ------------   ------------   ------------
   Total adjustments                              35,955        (18,897)     2,065,333
                                            ------------   ------------   ------------
      NET CASH USED BY OPERATING ACTIVITIES     (408,113)      (295,260)    (2,316,139)
                                            ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Sales (Purchases) of marketable securities          -        618,360              -
   Purchases of property and equipment            (2,278)             -        (35,075)
   Loan to an affiliate                         (100,000)        (3,033)      (160,022)
                                            ------------   ------------   ------------
      NET CASH USED IN INVESTING ACTIVITIES     (102,278)       615,327       (195,097)
                                            ------------   ------------   ------------

Continued on next page

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 2000
     AND CUMULATIVE AMOUNTS FROM APRIL 10, 1998 (Date of Inception)
                          THROUGH JUNE 30, 2000
                               (unaudited)




CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from sale of common stock              -              -      3,353,952
                                            ------------   ------------   ------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                               (510,391)       320,067        842,716
                                            ------------   ------------   ------------

CASH AND CASH EQUIVALENTS,
 Beginning of Period                           2,614,523        522,649              -
                                            ------------   ------------   ------------
CASH AND CASH EQUIVALENTS, Ending of Period $  2,104,132   $    842,716   $    842,716
                                            ============   ============   ============


See accompanying notes

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                              JUNE 30, 2000

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

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 2000 (CONTINUED)


BASIS OF PRESENTATION AND MANAGEMENT PLAN

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB on the basis of a going concern. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the three months ended June
30, 2000 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the period ended March 31, 2000 as filed with the Securities and Exchange Commission. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company is a development stage pharmaceutical research company and has not generated any revenues from operations for the period from April 10, 1998 (the date that British Lion commenced operations) through June 30, 2000. The Company has devoted substantially all of its resources to the acquisition of a license, research and development of Cytolin(R), and expenses related to the startup of its business. The Company has been unprofitable since inception and expects to incur substantial additional operating losses for the next twelve months, as well as for the next few years, as it increases expenditures on its research and development activities and allocates significant and increasing resources to clinical testing, marketing and other activities.

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

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 2000 (CONTINUED)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

MARKETABLE SECURITIES

Marketable securities are classified as held-to-maturity and consist of investments in United States Government Bonds that have maturities over three months but less than one year from date of purchase.

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

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 2000 (CONTINUED)


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


3.  COMMITMENTS AND CONTINGENCIES

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

In February 2000, the Company entered into a Conditional License Agreement with Allen and CytoDyn which preserves the Company's rights to the Technology in the event Allen is successful in his efforts to rescind the agreements with Three R and its affiliates discussed above. In consideration for entering into the Conditional License Agreement, the Company advanced CytoDyn an additional $50,000 pursuant to the terms of a Loan Agreement which was previously entered into whereby the Company loaned CytoDyn $100,000 (See Note 4). At June 30, 2000 and March 31, 2000, the note receivable of $150,000, which is collateralized by shares of the Company's stock, plus accrued interest of $10,022 at June 30 and $6,989 at March 31, was classified as a reduction of shareholders' equity. In addition, the Company has agreed to continue to pay the obligations due to Allen under the Purchase Agreement, should Allen prevail in his actions.

MANAGEMENT AGREEMENT

In October 1998, the Company entered into a three year management agreement for $585,000 per year with Western Center for Clinical Studies, Inc. ("WCCS"), a

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 2000 (CONTINUED)


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

OFFICER EMPLOYMENT AGREEMENT

During November 1999, the Company hired a new president and chief executive officer. As of June 30, 2000, the new president and chief executive officer's employment agreement had not been finalized. Accordingly, based on preliminary negotiations regarding the employment agreement, the Company has accrued $70,000 representing the pro rata portion of the expected compensation applicable to the year ended March 31, 2000, and $45,000 applicable to the three months ended June 30, 2000. Additionally, the Company expects to issue stock options to the new officer, the terms of which have not been finalized.


4.  RELATED PARTY TRANSACTIONS

During the period from inception (April 10, 1998) through March 31, 2000, the Company incurred expenses of $442,575 as a result of services performed by an affiliate, WCCS, on behalf of the Company. In fiscal 1999, the Company advanced $219,375 to WCCS to commence certain services in connection with the development of Cytolin(R) to be performed over a three year period beginning when the management agreement between the parties became effective. In November 1999, the Company notified WCCS of its rescission of this agreement and expensed the remaining prepaid management fees. The Company is evaluating remedies to collect all amounts paid to WCCS in conjunction with this agreement

During the period from inception (April 10, 1998) through June 30, 2000, the Company paid consulting fees of $71,319 to Allen for providing scientific expertise regarding the development of Cytolin(R), $136,875 pursuant to the Patent and Trademark License Agreement, and $25,000 in consulting fees in connection with the Phase I Testing of Cytolin(R). As of June 30, 2000, $2,625 of such fees were included in accounts payable.

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

During June 1999, the Company loaned CytoDyn $100,000 to facilitate payment by CytoDyn of certain legal and office expenses and to facilitate repayment to the Company by CytoDyn of previous advances. In February 2000, the Company loaned CytoDyn an additional $50,000 under the same terms and conditions as the original loan, as consideration for entering into the Conditional License Agreement (see Note 3). The loans bear interest at a rate of 8% per annum and are due, together with accrued interest, on or before February 23, 2001. The loans are secured by 450,000 shares of Company common stock which are owned by CytoDyn. The Company believes that these loans are fully collectible.

                                 PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

PLAN OF OPERATION

     The Company (for purposes of this section, the term the "Company" includes the predecessor entity to its current operations, British Lion) is a development stage pharmaceutical research company and has not generated any revenues from operations for the period from April 10, 1998 (the date that British Lion commenced operations) through June 30, 2000. The Company is engaged in the pharmaceutical research business with the primary purpose of developing Cytolin(R), a drug designed to protect the immune system, especially in patients suffering from Human Immunodeficiency Virus (HIV). The Company believes that Cytolin(R) may be an important drug for the growing number of patients who have not been receiving treatment, for those who are on multi-drug therapy, and for those who have become resistant to drugs currently used to treat the HIV/AIDS virus. The Company intends to seek governmental approval from the Food and Drug Administration ("FDA") for Cytolin(R). The Company has devoted substantially all of its resources to the acquisition of a license, research and development of Cytolin(R), and expenses related to the startup of its business. The Company has been unprofitable since inception and expects to incur substantial additional operating losses for the next twelve months, as well as for the next few years, as it increases expenditures on research and development and allocates significant and increasing resources to clinical testing, marketing and other activities.

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


RESULTS OF OPERATIONS

     For the three months ended June 30, 2000, the Company incurred $119,075 in research and development expenses, $169,766 in general and administrative expenses and earned $12,478 in interest income net of taxes and other expenses, resulting in a net loss of $276,363. The expenses incurred during this period relate primarily to commencement of research activities, regulatory and administrative expenses.

     For the three months ended June 30, 1999, the Company has incurred expenses of $259,533 in research and development expenses, $208,534 in general and administrative expenses and earned $23,999 in interest income net of taxes and other expenses, resulting in a net loss of $444,068. The expenses incurred during this period relate primarily to commencement of research activities, regulatory and administrative expenses.

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


CAPITAL RESOURCES AND LIQUIDITY
From the commencement of operations on April 10, 1998 to June 30, 2000, the Company had no operating revenues and incurred net losses of $4,381,472.
At June 30, 2000, the Company had working capital of $677,345. The Company requires significant capital to conduct the research and development and preclinical and clinical testing of Cytolin(R) that is necessary in order to complete the FDA approval process. Management of the Company does not expect to generate revenue from operations within the next year. The Company believes that additional funds will be needed to fund operations after September 30, 2000. There can be no assurance that such additional capital will be available to the Company on favorable terms, if at all.
The failure of the Company to obtain additional funding if and when required would have a material adverse effect on the Company's ability to fulfill its business plan, continue its operations and meet its financial commitments.

     In October 1998, the Company entered into a Patent and Trademark License Agreement (the "Agreement") with Three R. The Company was granted an irrevocable, exclusive, worldwide license to use all present and future patent rights, knowledge and background technology owned by Three R relating to the product, Cytolin(R). In addition, the Agreement granted the Company a sublicense to the trademark Cytolin(R). The Agreement was consummated simultaneously with the Company's acquisition of British Lion. The Company issued 21,936,981 shares of its common stock at $.001 per share to Three R upon execution of the Agreement, and the Company also agreed to assume Three R's obligations to pay Allen $1,350,000, payable monthly over a fifteen year period, and fees of $10,000 per year for consulting services under the agreements discussed above between Three R and Mr. Allen. See
Note 3 to Unaudited Consolidated Financial Statements contained in Item 1. of Part I of this Form 10-QSB for a description of these Agreements and certain potential disputes. The Company could abandon its patent rights with no further obligations after minimum payments aggregating $180,000 to Allen, with one year's notice.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings which management believes are not routine and incidental to its business or which are material. The Company may in the future be a party to legal proceedings.
See Note 3 to Unaudited Consolidated Financial Statements contained in Item
1. of Part I of this Form 10-QSB for a discussion of certain potential disputes.

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

10.4 Subscription, Share Restriction and Proxy Agreement between British Lion Medical, Inc. and Allen D. Allen, dated October 23, 1998. (2)

10.5 Versailles Capital Corporation 1998 Omnibus Stock Incentive Plan as amended and restated through February 23, 1999.(4)

10.6 Conditional License Agreement between Allen D. Allen, CytoDyn of New Mexico, Inc. and Amerimmune, Inc., dated February 24, 2000.(5)

16.0      Letter on change in certifying accountant. (6)

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

(3) Incorporated by reference from the Registrant's September 30, 1999 Form 10-QSB, dated November 12, 1999.

(4)  Incorporated by reference from the Registrant's March 31, 1999 Form 10-KSB.

(5)  Incorporated by reference from the Registrant's March 31, 2000 Form 10-KSB.

(6) Incorporated by reference from the like numbered exhibit filed with the Registrant's Current Report on Form 8-K, dated March 29, 1999.

(b) Reports on Form 8-K
-----------------------

     During the three months ended June 30, 2000, the Company filed no Current Reports on Form 8-K.

                               SIGNATURES
                               ----------

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              AMERIMMUNE PHARMACEUTICALS, INC.



     Signatures               Title                         Date
     ----------               -----                         ----

                              Chairman of the Board
/s/ O.B Parrish               and Director             August 11, 2000
-------------------------
O.B. Parrish

/s/ Deborah Garrett Kalof     Chief Financial Officer  August 11, 2000
-------------------------
Deborah Garrett Kalof, M.B.A., C.P.A.