Form 10QSB
period 2000-09-30
AMERIMMUNE PHARMACEUTICALS INC
filed 2000-11-14
CIK 818808

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                               FORM 10-QSB

[ x ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  September 30, 2000

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF OCTOBER 31, 2000, 43,042,856 SHARES OF THE ISSUER'S COMMON STOCK, $0.05 PAR VALUE PER SHARE, WERE OUTSTANDING.

Transitional Small Business Disclosure Format (check one):

Yes           No    X
    -------      -------

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


PART I                    FINANCIAL INFORMATION                  PAGE NO.

Item 1. Financial Statements:

Consolidated Balance Sheets - March 31, 2000 and
September 30, 2000 (unaudited) . . . . . . . . . . . . . . . . . . . . .2

Consolidated Statements of Operations - for the Three Months
Ended September 30, 1999 and 2000 (unaudited). . . . . . . . . . . . . .3

Consolidated Statements of Operations - for the Six Months Ended
September 30, 1999 and 2000 and cumulative amounts from inception through September 30, 2000 (unaudited) . . . . . . . . . . . . . . . . .4

Consolidated Statements of Cash Flows - for the Six Months Ended
September 30, 1999 and 2000 and cumulative amounts from inception through September 30, 2000 (unaudited) . . . . . . . . . . . . . . . . .5

Notes to Unaudited Consolidated Financial Statements . . . . . . . . . .7

Item 2. Management's Discussion and Analysis or Plan of Operation. . . 14

PART II                     OTHER INFORMATION

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 17

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 18

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20

PART I              AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED BALANCE SHEETS
ITEM 1. FINANCIAL STATEMENTS



                                 ASSETS

                                                    MARCH 31, 2000    SEPTEMBER 30, 2000
CURRENT ASSETS                                        (AUDITED)            (UNAUDITED)
                                                    --------------    ------------------
  Cash and cash equivalents                          $    522,649        $    667,529
  Marketable securities                                   618,360                   -
  Other current assets                                     37,926              18,138
                                                     ------------        ------------

          TOTAL CURRENT ASSETS                          1,178,935             685,667
                                                     ------------        ------------

PROPERTY AND EQUIPMENT, NET                                23,475              17,585
                                                     ------------        ------------

OTHER ASSETS
  Deposits                                                  3,040               3,040
                                                     ------------        ------------

          TOTAL ASSETS                               $  1,205,450        $    706,292
                                                     ============        ============


                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                   $     83,242        $     38,230
  Accrued liabilities                                     141,897             199,900
                                                     ------------        ------------

           TOTAL CURRENT LIABILITIES                      225,139             238,130
                                                     ------------        ------------

COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS' EQUITY
  Preferred stock $0.10 par value, 50,000,000
    shares authorized, no shares issued or
    outstanding                                                 -                   -
  Common stock $0.05 par value, 100,000,000
    shares authorized, 43,042,856 shares issued
    and outstanding                                     2,152,143           2,152,143
  Additional paid-in-capital                            3,090,266           3,090,266
  Note receivable from affiliate                         (156,989)           (163,089)
  Deficit accumulated during the development stage     (4,105,109)         (4,611,158)
                                                     ------------        ------------

          TOTAL SHAREHOLDERS' EQUITY                      980,311             468,162
                                                     ------------        ------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $  1,205,450        $    706,292
                                                     ============        ============



See accompanying notes

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                               (unaudited)



                                                    THREE MONTHS         THREE MONTHS
                                                       ENDED                ENDED
                                                 SEPTEMBER 30, 1999   SEPTEMBER 30, 2000
                                                 ------------------   ------------------
COSTS AND EXPENSES
  Research and development                           $    273,907        $     73,123
  General and administrative                              157,615             168,352
                                                     ------------        ------------

          OPERATING LOSS                                 (431,522)           (241,475)


OTHER INCOME (EXPENSE)
  Interest income                                          17,568              12,717
  Interest expense                                         (2,198)               (928)
                                                     ------------        ------------


                                                           15,370              11,789
                                                     ------------        ------------


LOSS BEFORE PROVISION
  FOR INCOME TAXES                                       (416,152)           (229,686)


PROVISION FOR INCOME TAXES                                      -                   -
                                                     ------------        ------------


NET LOSS                                             $   (416,152)       $   (229,686)
                                                     ============        ============


NET LOSS PER COMMON SHARE - BASIC
  AND DILUTED                                        $      (0.01)       $      (0.01)
                                                     ============        ============


WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING - BASIC AND DILUTED                      43,042,856          43,042,856
                                                     ============        ============



See accompanying notes

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
     AND CUMULATIVE AMOUNTS FROM APRIL 10, 1998 (Date of Inception)
                       THROUGH SEPTEMBER 30, 2000
                               (unaudited)


                                           SIX MONTHS         SIX MONTHS      CUMULATIVE
                                             ENDED              ENDED         AMOUNTS FROM
                                       SEPTEMBER 30, 1999 SEPTEMBER 30, 2000   INCEPTION
                                       ------------------ ------------------   ---------
COSTS AND EXPENSES
  Research and development               $    533,440       $    192,199         1,447,009
  General and administrative                  366,149            338,118         3,276,078
                                         ------------       ------------      ------------

          OPERATING LOSS                     (899,589)          (530,317)       (4,723,087)


OTHER INCOME (EXPENSE)
  Interest income                              42,950             27,685           126,779
  Interest expense                             (2,781)            (1,817)          (10,850)
                                         ------------       ------------      ------------

                                               40,169             25,868           115,929
                                         ------------       ------------      ------------


LOSS BEFORE PROVISION
  FOR INCOME TAXES                           (859,420)          (504,449)       (4,607,158)

PROVISION FOR INCOME TAXES                        800              1,600             4,000
                                         ------------       ------------      ------------

NET LOSS                                 $   (860,220)      $   (506,049)     $ (4,611,158)
                                         ============       ============      ============


NET LOSS PER COMMON SHARE - BASIC
  AND DILUTED                            $      (0.02)      $      (0.01)
                                         ============       ============


WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING - BASIC AND DILUTED          43,042,856         43,042,856
                                         ============       ============



See accompanying notes

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
     AND CUMULATIVE AMOUNTS FROM APRIL 10, 1998 (Date of Inception)
                       THROUGH SEPTEMBER 30, 2000
                               (unaudited)





                                           SIX MONTHS         SIX MONTHS      CUMULATIVE
                                             ENDED              ENDED         AMOUNTS FROM
                                       SEPTEMBER 30, 1999 SEPTEMBER 30, 2000   INCEPTION
                                       ------------------ ------------------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                               $   (860,220)      $   (506,049)     $ (4,611,158)


ADJUSTMENTS TO RECONCILE NET LOSS
 TO NET CASH USED BY OPERATING ACTIVITIES
   Noncash transactions:
   Depreciation and amortization                5,710              5,890            17,490
   Fair value of stock and an option
     issued in exchange for services
     and trademark rights                           -                  -           814,000
   Fair value of stock issued to
     prospective officers                           -                  -           142,500
   Fair value of stock transferred to
     a prospective officer by a
     principal shareholder                          -                  -            90,000
   Fair value of stock and an option
     transferred by a principal
     shareholder in exchange for services           -                  -           452,000
   Fair value of stock options issued
     in exchange for Services                       -                  -             6,163
   Modification of stock options                    -                  -           383,794
   Changes in assets and liabilities:
    Advances from/to affiliates                46,581                  -                 -
    Other current assets                      (19,846)            19,788           (18,138)
    Prepaid management fees                    36,562                  -                 -
    Deposits                                        -                  -            (3,040)
    Accounts payable and accrued expenses     (28,098)            12,991           238,130
                                         ------------       ------------      ------------
   Total adjustments                           40,909             38,669         2,122,899
                                         ------------       ------------      ------------
      NET CASH USED BY OPERATING
       ACTIVITIES                            (819,311)          (467,380)       (2,488,259)
                                         ------------       ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Sales (Purchases) of marketable
    securities                             (1,002,977)           618,360                 -
   Purchases of property and equipment         (4,442)                 -           (35,075)
   Loan to an affiliate                      (100,000)            (6,100)         (163,089)
                                         ------------       ------------      ------------
      NET CASH USED IN INVESTING
       ACTIVITIES                          (1,107,419)           612,260          (198,164)
                                         ------------       ------------      ------------


Continued on next page

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
     AND CUMULATIVE AMOUNTS FROM APRIL 10, 1998 (Date of Inception)
                       THROUGH SEPTEMBER 30, 2000
                               (unaudited)





CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from sale of common stock           -                  -         3,353,952
                                         ------------       ------------      ------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                          (1,926,730)           144,880           667,529
                                         ------------       ------------      ------------

CASH AND CASH EQUIVALENTS,
 Beginning of Period                        2,614,523            522,649                 -
                                         ------------       ------------      ------------

CASH AND CASH EQUIVALENTS,
 Ending of Period                        $    687,793       $    667,529      $    667,529
                                         ============       ============      ============


See accompanying notes

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000

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

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2000 (CONTINUED)

On August 6, 1999, the shareholders of the Company adopted an amendment to the Company's articles of incorporation to change the name of the Company to Amerimmune Pharmaceuticals, Inc. from Versailles Capital Corporation.

BASIS OF PRESENTATION AND MANAGEMENT PLAN

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB on the basis of a going concern. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the six months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the period ended March 31, 2000 as filed with the Securities and Exchange Commission. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company is a development stage pharmaceutical research company and has not generated any revenues from operations for the period from April 10, 1998 (the date that British Lion commenced operations) through September 30, 2000. The Company has devoted substantially all of its resources to the acquisition of a license, research and development of Cytolin(R), and expenses related to the startup of its business. The Company has been unprofitable since inception and expects to incur substantial additional operating losses for the next twelve months, as well as for the next few years, as it increases expenditures on its research and development activities and allocates significant and increasing resources to clinical testing, marketing and other activities.

The Company commenced a tolerability study for Cytolin(R) after a clinical protocol was sanctioned by the Food and Drug Administration ("FDA") and the bulk drug has been manufactured, tested, packaged, and released for clinical use. The Company has completed the submission of related manufacturing records to the FDA.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company estimates that it will require significant additional funding over the next three years to continue operations and to successfully complete the FDA approval process for Cytolin(R). The Company believes that additional funds will be needed to fund operations after December 31, 2000. The Company has established plans designed to increase the capitalization of the Company and is actively seeking additional capital that will provide funds needed to increase the internal growth of the Company in order to fully implement its business plans. There can be no assurances that such additional capital will be available to the Company on favorable terms, if at all. The failure of the Company to obtain additional funding if and when required would have a material adverse effect on the Company's ability to fulfill its business plan, continue its operations and meet its financial commitments.

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2000 (CONTINUED)


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

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2000 (CONTINUED)


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

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2000 (CONTINUED)

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

During fiscal 1999, the Company accrued research and development expenses of $166,000 in connection with the minimum payments due to Allen through February 23, 2001. The payments were discounted to their fair value of $166,000 by applying an imputed interest rate of 8% to future cash outflows

CONDITIONAL LICENSE AGREEMENT

In September 1999, Allen and CytoDyn delivered written notice to the Company that they believed that the Purchase Agreement is void and is not enforceable due to fraudulent inducement by Three R and other, unspecified reasons. Allen and CytoDyn have demanded that Three R and its owners surrender any and all stock in the Company, which was obtained pursuant to the Purchase Agreement.

In February 2000, the Company entered into a Conditional License Agreement with Allen and CytoDyn which preserves the Company's rights to the Technology in the event Allen is successful in his efforts to rescind the agreements with Three R and its affiliates discussed above. In consideration for entering into the Conditional License Agreement, the Company advanced CytoDyn an additional $50,000 pursuant to the terms of a Loan Agreement which was previously entered into whereby the Company loaned CytoDyn $100,000 (See Note 4). At September 30, 2000 and March 31, 2000, the note receivable of $150,000, which is collateralized by shares of the Company's stock, plus accrued interest of $13,089 at September 30 and $6,989 at March 31, was classified as a reduction of shareholders' equity. In addition, the Company has agreed to continue to pay the obligations due to Allen under the Purchase Agreement, should Allen prevail in his actions.

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2000 (CONTINUED)


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

In September 2000, five current or former officers and/or directors of the Company were served with a Complaint ("the Complaint") filed by WCCS, one of the plaintiffs, in the Superior Court of California ("the Action"). The Company was not named as a defendant.

The Complaint alleges causes of action against the defendants for libel and slander, intentional infliction of emotional distress, interference with contract, and unfair business practices. It seeks compensatory damages in the amount of $20 million and punitive damages and injunctive relief.

The allegations of the Complaint involve acts relating to: (1) the Company's cancellation in November 1999, of the Management Agreement with plaintiff WCCS, and (2) the cancellation and rescission of a technology licensing agreement by co-defendant CytoDyn. The Complaint alleges that certain Company officers and directors (as well as officers and directors of CytoDyn) made libelous and slanderous statements about the background and competency of certain plaintiffs, who are officers and shareholders of WCCS. It alleges that these statements caused the Company to cancel its Management Agreement with WCCS and CytoDyn to cancel its technology licensing agreement with plaintiff Three R.

The Company and the defendants have retained counsel to defend four of the defendants, and will indemnify them for fees and expenses incurred in their defense. The Company has also requested coverage for the acts alleged in the Complaint from two insurance companies under two different policies.

The Company has been informed that the defendants intend to vigorously contest the allegations of the Complaint. To the extent that the costs of the defense and any damages resulting from the Action are not covered by insurance and the Company is required to pay such amounts, the Company's financial condition could be materially adversely affected.

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2000 (CONTINUED)


OFFICER EMPLOYMENT AGREEMENT

During November 1999, the Company hired a new president and chief executive officer. As of September 30, 2000, the new president and chief executive officer's employment agreement had not been finalized. Accordingly, based on preliminary negotiations regarding the employment agreement, the Company has accrued $70,000 representing the pro rata portion of the expected compensation applicable to the year ended March 31, 2000, and $90,000 applicable to the six months ended September 30, 2000. Additionally, the Company expects to issue stock options to the new officer, the terms of which have not been finalized.


4.  RELATED PARTY TRANSACTIONS

During the period from inception (April 10, 1998) through March 31, 2000, the Company incurred expenses of $442,575 as a result of services performed by an affiliate, WCCS, on behalf of the Company. In fiscal 1999, the Company advanced $219,375 to WCCS to commence certain services in connection with the development of Cytolin(R) to be performed over a three year period beginning when the management agreement between the parties became effective. In November 1999, the Company notified WCCS of its rescission of this agreement and expensed the remaining prepaid management fees. The Company is evaluating remedies to collect all amounts paid to WCCS in conjunction with this agreement. See Note 3 for a discussion of a Complaint filed against current or former officers and/or directors of the Company related to the rescission of this agreement.

During the period from inception (April 10, 1998) through September 30,
2000, the Company paid consulting fees of $74,032 to Allen for providing scientific expertise regarding the development of Cytolin(R), $144,750 pursuant to the Patent and Trademark License Agreement, and $30,000 in consulting fees in connection with the Phase I Testing of Cytolin(R). As of September 30, 2000, $3,500 of such fees were included in accounts payable.

During the period from inception (April 10, 1998) through March 31, 2000, the Company incurred legal expenses of $10,000 for an attorney who is also a director of the Company.

Since inception through January 31, 1999, the Company used part of an office facility and administrative services provided by WCCS at no cost. On February 1, 1999, the Company entered into a long-term non-cancelable operating lease agreement with an unrelated party.

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

PLAN OF OPERATION

     The Company (for purposes of this section, the term the "Company" includes the predecessor entity to its current operations, British Lion) is a development stage pharmaceutical research company and has not generated any revenues from operations for the period from April 10, 1998 (the date that British Lion commenced operations) through September 30, 2000. The Company is engaged in the pharmaceutical research business with the primary purpose of developing Cytolin(R), a drug designed to protect the immune system, especially in patients suffering from Human Immunodeficiency Virus
(HIV). The Company believes that Cytolin(R) may be an important drug for the growing number of patients who have not been receiving treatment, for those who are on multi-drug therapy, and for those who have become resistant to drugs currently used to treat the HIV/AIDS virus. The Company intends to seek governmental approval from the Food and Drug Administration ("FDA") for Cytolin(R). The Company has devoted substantially all of its resources to the acquisition of a license, research and development of Cytolin(R), and expenses related to the startup of its business. The Company has been unprofitable since inception and expects to incur substantial additional operating losses for the next twelve months, as well as for the next few years, as it increases expenditures on research and development and allocates significant and increasing resources to clinical testing, marketing and other activities.

     In November and December 1998, the Company sold 1,426,790 shares of its common stock (at approximately $0.21 per share), for gross proceeds of $300,000, to certain accredited investors in a private placement. In December 1998, the Company began a second private placement of common stock to accredited investors, which was completed on February 22, 1999. The second private placement was made on a minimum/maximum "best efforts" basis. The Company raised the maximum amount of gross proceeds of $3,210,000 (7,633,364 common shares at approximately $0.42 per share) and paid cash offering expenses of $159,698. Net cash proceeds from the private placement aggregated $3,050,302. The Company believes that the funds received in these private placements will enable it to satisfy its cash requirements without the need to raise additional funds before December 31, 2000. The Company has commenced a tolerability study for Cytolin(R) after a clinical protocol was sanctioned by the FDA and the bulk drug was manufactured, tested, packaged, and released for clinical use. The Company has completed the submission of related manufacturing records to the FDA.

     The Company estimates that it will require significant additional funding over the next three years in order to continue operations and to successfully complete the FDA approval process for Cytolin(R). The Company believes that additional funds will be needed to fund operations after December 31, 2000. There can be no assurances that such additional capital will be available to the Company on favorable terms, if at all. The failure of the Company to obtain additional funding if and when required would have a material adverse effect on the Company's ability to fulfill its business plan, continue its operations and meet its financial commitments.


RESULTS OF OPERATIONS

     For the three months ended September 30, 2000, the Company incurred $73,123 in research and development expenses, $168,352 in general and administrative expenses and earned $11,789 in interest income net of taxes and other expenses, resulting in a net loss of $229,686. The expenses incurred during this period relate primarily to commencement of research activities, regulatory and administrative expenses.

     For the three months ended September 30, 1999, the Company incurred $273,907 in research and development expenses, $157,615 in general and administrative expenses and earned $15,370 in interest income net of taxes and other expenses, resulting in a net loss of $416,152. The expenses incurred during this period relate primarily to commencement of research activities, regulatory and administrative expenses.

     For the six months ended September 30, 2000, the Company incurred $192,199 in research and development expenses, $338,118 in general and administrative expenses and earned $24,268 in interest income net of taxes and other expenses, resulting in a net loss of $506,049. The expenses incurred during this period relate primarily to commencement of research activities, regulatory and administrative expenses.

     For the six months ended September 30, 1999, the Company incurred $533,440 in research and development expenses, $366,149 in general and administrative expenses and earned $40,169 in interest income net of taxes and other expenses, resulting in a net loss of $860,220. The expenses incurred during this period relate primarily to commencement of research activities, regulatory and administrative expenses.

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


CAPITAL RESOURCES AND LIQUIDITY

     From the commencement of operations on April 10, 1998 to September 30, 2000, the Company had no operating revenues and incurred net losses of $4,611,158. At September 30, 2000, the Company had working capital of $447,537. The Company requires significant capital to conduct the research and development and preclinical and clinical testing of Cytolin(R) that is necessary in order to complete the FDA approval process. Management of the Company does not expect to generate revenue from operations within the next year. The Company believes that additional funds will be needed to fund operations after December 31, 2000. There can be no assurance that such additional capital will be available to the Company on favorable terms, if at all. The failure of the Company to obtain additional funding if and when required would have a material adverse effect on the Company's ability to fulfill its business plan, continue its operations and meet its financial commitments.

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

     In September 2000, Rex Lewis, O.B. Parrish, Kimberlie Cerrone, Wellington Ewen and Pamela Kapustay, each a current or former officer and/or director of the Company, were served with a Complaint filed in August 2000 in the Superior Court of California for Los Angeles County (Case No. BC 235312). The Company was not named as a defendant.

     The Complaint alleges causes of action against the defendants for libel and slander, intentional infliction of emotional distress, interference with contract, and unfair business practices. It seeks compensatory damages in the amount of $20 million and punitive damages and injunctive relief.

     The allegations of the Complaint involve acts relating to: (1) the Company's cancellation in November 1999, of a Management Agreement with plaintiff WCCS, and (2) the cancellation and rescission of a technology licensing agreement by co-defendant CytoDyn. The Complaint alleges that certain Company officers and directors (as well as officers and directors of CytoDyn) made libelous and slanderous statements about the background and competency of certain plaintiffs, who are officers and shareholders of WCCS. It alleges that these statements caused the Company to cancel its Management Agreement with WCCS and CytoDyn to cancel its technology licensing agreement with plaintiff Three R.

     The Company and the defendants have retained counsel to defend Mr. Lewis, Mr. Parrish, Ms. Cerrone and Ms. Kapustay, and will indemnify them for fees and expenses incurred in their defense. The Company has also requested coverage for the acts alleged in the Complaint from two insurance companies under two different policies.

     The Company has been informed that the defendants intend to vigorously contest the allegations of the Complaint. To the extent that the costs of the defense and any damages resulting from the Action are not covered by insurance and the Company is required to pay such amounts, the Company's financial condition could be materially adversely affected.


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

10.4 Subscription, Share Restriction and Proxy Agreement between British Lion Medical, Inc. and Allen D. Allen, dated October 23, 1998. (2)

10.5 Versailles Capital Corporation 1998 Omnibus Stock Incentive Plan as amended and restated through February 23, 1999.(4)

10.6 Conditional License Agreement between Allen D. Allen, CytoDyn of New Mexico, Inc. and Amerimmune, Inc., dated February 24, 2000.(5)

16.0      Letter on change in certifying accountant. (6)

27        Financial Data Schedule.
___________________________________________________________________________
(1) Incorporated by reference to the Registrant's Registration Statement on Form 10-SB, Registration No. 0-22865, as filed with the Commission on July 22, 1997, and amended on Form 10-SB/A-1, filed with the Commission on February 25, 1998.

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

(b) Reports on Form 8-K
-----------------------

     During the three months ended September 30, 2000, the Company filed no Current Reports on Form 8-K.

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



                    AMERIMMUNE PHARMACEUTICALS, INC.



     Signatures                      Title                   Date
     ----------                      -----                   ----

                              Chairman of the Board
/s/ O.B Parrish                   and Director         November 13, 2000
-------------------------
O.B. Parrish


/s/ Deborah Garrett Kalof     Chief Financial Officer  November 13, 2000
-------------------------
Deborah Garrett Kalof, M.B.A., C.P.A.