Form 10QSB
period 2000-12-31
AMERIMMUNE PHARMACEUTICALS INC
filed 2001-02-13
CIK 818808

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                               FORM 10-QSB

[ x ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2000

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF JANUARY 31, 2001, 43,042,856 SHARES OF THE ISSUER'S COMMON STOCK, $0.05 PAR VALUE PER SHARE, WERE OUTSTANDING.

Transitional Small Business Disclosure Format (check one):

Yes           No    X
    -------      -------

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


PART I                    FINANCIAL INFORMATION                  PAGE NO.

Item 1. Financial Statements:

Consolidated Balance Sheets - March 31, 2000 and
December 31, 2000 (unaudited). . . . . . . . . . . . . . . . . . . . . .2

Consolidated Statements of Operations - for the Three Months Ended
December 31, 1999 and 2000 (unaudited) . . . . . . . . . . . . . . . . .3

Consolidated Statements of Operations - for the Nine Months Ended
December 31, 1999 and 2000 and cumulative amounts from inception through December 31, 2000 (unaudited). . . . . . . . . . . . . . . . . .4

Consolidated Statements of Cash Flows - for the Nine Months Ended
December 31, 1999 and 2000 and cumulative amounts from inception through December 31, 2000 (unaudited). . . . . . . . . . . . . . . . . .5

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

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 18

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 19

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21

PART I              AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED BALANCE SHEETS
ITEM 1. FINANCIAL STATEMENTS


                                 ASSETS

                                                    MARCH 31, 2000    DECEMBER 31, 2000
CURRENT ASSETS                                        (AUDITED)           (UNAUDITED)
                                                    --------------    -----------------
  Cash and cash equivalents                          $    522,649        $    497,622
  Marketable securities                                   618,360                   -
  Other current assets                                     37,926              13,953
                                                     ------------        ------------

          TOTAL CURRENT ASSETS                          1,178,935             511,575
                                                     ------------        ------------

PROPERTY AND EQUIPMENT, NET                                23,475              15,106
                                                     ------------        ------------

OTHER ASSETS
  Deposits                                                  3,040               3,040
                                                     ------------        ------------

          TOTAL ASSETS                               $  1,205,450        $    529,721
                                                     ============        ============


                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                   $     83,242        $     32,600
  Accrued liabilities                                     141,897             220,259
                                                     ------------        ------------

          TOTAL CURRENT LIABILITIES                       225,139             252,859
                                                     ------------        ------------

COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS' EQUITY
  Preferred stock $0.10 par value, 50,000,000 shares
    authorized, no shares issued or outstanding                 -                   -
  Common stock $0.05 par value, 100,000,000 shares
    authorized, 43,042,856 shares issued and
    outstanding                                         2,152,143           2,152,143
  Additional paid-in-capital                            3,090,266           3,090,266
  Note receivable from affiliate                         (156,989)           (166,156)
  Deficit accumulated during the development stage     (4,105,109)          4,799,391)
                                                     ------------        ------------

          TOTAL SHAREHOLDERS' EQUITY                      980,311             276,862
                                                     ------------        ------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $  1,205,450        $    529,721
                                                     ============        ============


See accompanying notes

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 2000
                               (unaudited)



                                                    Three Months        Three Months
                                                       Ended               Ended
CURRENT ASSETS                                    December 31, 1999   December 31, 2000
                                                  -----------------   -----------------
COSTS AND EXPENSES
  Research and development                           $    138,919        $     53,146
  General and administrative                              252,771             147,806
                                                     ------------        ------------

          OPERATING LOSS                                 (391,690)           (200,952)


OTHER INCOME (EXPENSE)
  Interest income                                          21,525              15,632
  Interest expense                                         (2,700)             (2,913)
                                                     ------------        ------------

                                                           18,825              12,719
                                                     ------------        ------------

LOSS BEFORE PROVISION
  FOR INCOME TAXES                                       (372,865)           (188,233)

PROVISION FOR INCOME TAXES                                      -                   -
                                                     ------------        ------------

NET LOSS                                             $   (372,865)       $   (188,233)
                                                     ============        ============

NET LOSS PER COMMON SHARE - BASIC
  AND DILUTED                                        $      (0.01)       $     (0.004)
                                                     ============        ============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING - BASIC AND DILUTED                      43,042,856          43,042,856
                                                     ============        ============



See accompanying notes

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE NINE MONTHS ENDED DECEMBER 31, 1999 AND 2000
     AND CUMULATIVE AMOUNTS FROM APRIL 10, 1998 (Date of Inception)
                        THROUGH DECEMBER 31, 2000
                               (unaudited)



                                          NINE MONTHS        NINE MONTHS      CUMULATIVE
                                             ENDED              ENDED        AMOUNTS FROM
                                       DECEMBER 31, 1999  DECEMBER 31, 2000   INCEPTION
                                       -----------------  -----------------   ---------
COSTS AND EXPENSES
  Research and development               $    672,359       $    245,345      $  1,500,155
  General and administrative                  618,920            485,924         3,423,884
                                         ------------       ------------      ------------

          OPERATING LOSS                   (1,291,279)          (731,269)       (4,924,039)

OTHER INCOME (EXPENSE)
  Interest income                              64,475             43,317           142,411
  Interest expense                             (5,481)            (4,730)          (13,763)
                                         ------------       ------------      ------------

                                               58,994             38,587           128,648
                                         ------------       ------------      ------------

LOSS BEFORE PROVISION
  FOR INCOME TAXES                         (1,232,285)          (692,682)       (4,795,391)

PROVISION FOR INCOME TAXES                        800              1,600             4,000
                                         ------------       ------------      ------------

NET LOSS                                 $ (1,233,085)      $   (694,282)     $ (4,799,391)
                                         ============       ============      ============

NET LOSS PER COMMON SHARE - BASIC
  AND DILUTED                            $      (0.03)      $      (0.02)
                                         ============       ============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING - BASIC AND DILUTED          43,042,856         43,042,856
                                         ============       ============



See accompanying notes

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED DECEMBER 31, 1999 AND 2000
     AND CUMULATIVE AMOUNTS FROM APRIL 10, 1998 (Date of Inception)
                        THROUGH DECEMBER 31, 2000
                               (unaudited)


                                          NINE MONTHS        NINE MONTHS      CUMULATIVE
                                             ENDED              ENDED        AMOUNTS FROM
                                       DECEMBER 31, 1999  DECEMBER 31, 2000   INCEPTION
                                       -----------------  -----------------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                               $ (1,233,085)      $   (694,282)     $ (4,799,391)

ADJUSTMENTS TO RECONCILE NET LOSS
 TO NET CASH USED BY OPERATING ACTIVITIES
  Noncash transactions:
  Depreciation and amortization                 8,655              8,835            20,435
  Fair value of stock and an option
    issued in exchange for services
    and trademark rights                            -                  -           814,000
  Fair value of stock issued to
    prospective officers                            -                  -           142,500
  Fair value of stock transferred to a
    prospective officer by a principal
    shareholder                                     -                  -            90,000
  Fair value of stock and an option
    transferred by a principal
    shareholder in exchange for services            -                  -           452,000
  Fair value of stock options issued in
    exchange for Services                           -                  -             6,163
  Modification of stock options                53,400                  -           383,794
  Changes in assets and liabilities:
   Advances from/to affiliates                 46,581                  -                 -
   Other current assets                        17,445             23,973           (13,953)
   Prepaid management fees                    213,281                  -                 -
   Deposits                                         -                  -            (3,040)
   Accounts payable and accrued expenses     (115,124)            27,720           252,859
                                         ------------       ------------      ------------
  Total adjustments                           224,238             60,528         2,144,758
                                         ------------       ------------      ------------
     NET CASH USED BY OPERATING
      ACTIVITIES                           (1,008,847)          (633,754)       (2,654,633)
                                         ------------       ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Sales (Purchases) of marketable
    securities                             (1,016,819)           618,360                 -
  Purchases of property and equipment          (4,442)              (466)          (35,541)
  Loan to an affiliate                       (100,000)            (9,167)         (166,156)
                                         ------------       ------------      ------------
     NET CASH PROVIDED BY (USED IN)
      INVESTING ACTIVITIES                 (1,121,261)           608,727          (201,697)
                                         ------------       ------------      ------------

Continued on next page

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED DECEMBER 31, 1999 AND 2000
     AND CUMULATIVE AMOUNTS FROM APRIL 10, 1998 (Date of Inception)
                        THROUGH DECEMBER 31, 2000
                               (unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from sale of common stock            -                  -         3,353,952
                                         ------------       ------------      ------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                          (2,130,108)           (25,027)          497,622
                                         ------------       ------------      ------------

CASH AND CASH EQUIVALENTS,
 Beginning of Period                        2,614,523            522,649                 -
                                         ------------       ------------      ------------
CASH AND CASH EQUIVALENTS,
 Ending of Period                        $    484,415       $    497,622      $    497,622
                                         ============       ============      ============



See accompanying notes

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 2000

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

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2000 (CONTINUED)


On August 6, 1999, the shareholders of the Company adopted an amendment to the Company's articles of incorporation to change the name of the Company to Amerimmune Pharmaceuticals, Inc. from Versailles Capital Corporation.

BASIS OF PRESENTATION AND MANAGEMENT PLAN

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB on the basis of a going concern. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the nine months ended December 31, 2000 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the period ended March 31, 2000 as filed with the Securities and Exchange Commission. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company is a development stage pharmaceutical research company and has not generated any revenues from operations for the period from April 10, 1998 (the date that British Lion commenced operations) through December 31, 2000. The Company has devoted substantially all of its resources to the acquisition of a license, research and development of Cytolin(R), and expenses related to the startup of its business. The Company has been unprofitable since inception and expects to incur substantial additional operating losses for the next twelve months, as well as for the next few years, as it increases expenditures on its research and development activities and allocates significant and increasing resources to clinical testing, marketing and other activities.

The Company commenced a tolerability study for Cytolin(R) after a clinical protocol was sanctioned by the Food and Drug Administration ("FDA") and the bulk drug has been manufactured, tested, packaged, and released for clinical use. The Company has completed the submission of related manufacturing records to the FDA.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company estimates that it will require significant additional funding over the next three years to continue operations and to successfully complete the FDA approval process for Cytolin(R). The Company believes that additional funds will be needed to fund operations after March 31, 2001. The Company has established plans designed to increase the capitalization of the Company and is actively seeking additional capital that will provide funds needed to increase the internal growth of the Company in order to fully implement its business plans. There can be no assurances that such additional capital will be available to the Company on favorable terms, if at all. The failure of the Company to obtain additional funding if and when

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2000 (CONTINUED)


required would have a material adverse effect on the Company's ability to fulfill its business plan, continue its operations and meet its financial commitments.


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

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2000 (CONTINUED)



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

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2000 (CONTINUED)

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

In February 2000, the Company entered into a Conditional License Agreement with Allen and CytoDyn which preserves the Company's rights to the Technology in the event Allen is successful in his efforts to rescind the agreements with Three R and its affiliates discussed above. In consideration for entering into the Conditional License Agreement, the Company advanced CytoDyn an additional $50,000 pursuant to the terms of a Loan Agreement which was previously entered into whereby the Company loaned CytoDyn $100,000 (See Note 4). At December 31, 2000 and March 31, 2000, the note receivable of $150,000, which is collateralized by shares of the Company's stock, plus accrued interest of $16,156 at December 31 and $6,989 at March 31, was classified as a reduction of shareholders' equity. In addition, the Company has agreed to continue to pay the obligations due to Allen under the Purchase Agreement, should Allen prevail in his actions.

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2000 (CONTINUED)


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

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2000 (CONTINUED)


OFFICER EMPLOYMENT AGREEMENT

On December 28, 2000, the new president and chief executive officer's employment agreement was effective. Based on the new officer's employment agreement, the Company has accrued $70,000 representing the pro rata portion of the compensation applicable to the year ended March 31, 2000, and $134,946 applicable to the nine months ended December 31, 2000. Additionally, the Company issued 6,380,357 stock options to the new officer, which are exercisable for a period of 10 years from the date of grant at an exercise price of $0.22, which is the fair market value of the shares at the date of grant. The options vest over a four-year period.


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

During the period from inception (April 10, 1998) through December 31,
2000, the Company paid consulting fees of $76,788 to Allen for providing scientific expertise regarding the development of Cytolin(R), $168,375 pursuant to the Patent and Trademark License Agreement, and $30,000 in consulting fees in connection with the Phase I Testing of Cytolin(R). As of December 31, 2000, $3,500 of such fees were included in accounts payable.

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

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2000 (CONTINUED)

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

PLAN OF OPERATION

     The Company (for purposes of this section, the term the "Company" includes the predecessor entity to its current operations, British Lion) is a development stage pharmaceutical research company and has not generated any revenues from operations for the period from April 10, 1998 (the date that British Lion commenced operations) through December 31, 2000. The Company is engaged in the pharmaceutical research business with the primary purpose of developing Cytolin(R), a drug designed to protect the immune system, especially in patients suffering from Human Immunodeficiency Virus
(HIV). The Company believes that Cytolin(R) may be an important drug for the growing number of patients who have not been receiving treatment, for those who are on multi-drug therapy, and for those who have become resistant to drugs currently used to treat the HIV/AIDS virus. The Company intends to seek governmental approval from the Food and Drug Administration ("FDA") for Cytolin(R). The Company has devoted substantially all of its resources to the acquisition of a license, research and development of Cytolin(R), and expenses related to the startup of its business. The Company has been unprofitable since inception and expects to incur substantial additional operating losses for the next twelve months, as well as for the next few years, as it increases expenditures on research and development and allocates significant and increasing resources to clinical testing, marketing and other activities.

     In November and December 1998, the Company sold 1,426,790 shares of its common stock (at approximately $0.21 per share), for gross proceeds of $300,000, to certain accredited investors in a private placement. In December 1998, the Company began a second private placement of common stock to accredited investors, which was completed on February 22, 1999. The second private placement was made on a minimum/maximum "best efforts" basis. The Company raised the maximum amount of gross proceeds of $3,210,000 (7,633,364 common shares at approximately $0.42 per share) and paid cash offering expenses of $159,698. Net cash proceeds from the private placement aggregated $3,050,302. The Company believes that the funds received in these private placements will enable it to satisfy its cash requirements without the need to raise additional funds before March 31, 2001. The Company has commenced a tolerability study for Cytolin(R) after a clinical protocol was sanctioned by the FDA and the bulk drug was manufactured, tested, packaged, and released for clinical use. The Company has completed the submission of related manufacturing records to the FDA.

     The Company estimates that it will require significant additional funding over the next three years in order to continue operations and to successfully complete the FDA approval process for Cytolin(R). The Company believes that additional funds will be needed to fund operations after March 31, 2001. There can be no assurances that such additional capital will be available to the Company on favorable terms, if at all. The failure of the Company to obtain additional funding if and when required would have a material adverse effect on the Company's ability to fulfill its business plan, continue its operations and meet its financial commitments.


RESULTS OF OPERATIONS

     For the three months ended December 31, 2000, the Company incurred $53,146 in research and development expenses, $147,806 in general and administrative expenses and earned $12,719 in interest income net of taxes and other expenses, resulting in a net loss of $188,233. The expenses incurred during this period relate primarily to commencement of research activities, regulatory and administrative expenses.

     For the three months ended December 31, 1999, the Company incurred $138,919 in research and development expenses, $252,771 in general and administrative expenses and earned $18,825 in interest income net of taxes and other expenses, resulting in a net loss of $372,865. The expenses incurred during this period relate primarily to commencement of research activities, regulatory and administrative expenses.

     For the nine months ended December 31, 2000, the Company incurred $245,345 in research and development expenses, $485,924 in general and administrative expenses and earned $36,987 in interest income net of taxes and other expenses, resulting in a net loss of $694,282. The expenses incurred during this period relate primarily to commencement of research activities, regulatory and administrative expenses.

     For the nine months ended December 31, 1999, the Company incurred $672,359 in research and development expenses, $618,920 in general and administrative expenses and earned $58,194 in interest income net of taxes and other expenses, resulting in a net loss of $1,233,085. The expenses incurred during this period relate primarily to commencement of research activities, regulatory and administrative expenses.

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


CAPITAL RESOURCES AND LIQUIDITY

     From the commencement of operations on April 10, 1998 to December 31, 2000, the Company had no operating revenues and incurred net losses of $4,799,391. At December 31, 2000, the Company had working capital of $258,716. The Company requires significant capital to conduct the research and development and preclinical and clinical testing of Cytolin(R) that is necessary in order to complete the FDA approval process. Management of the Company does not expect to generate revenue from operations within the next year. The Company believes that additional funds will be needed to fund operations after March 31, 2001. There can be no assurance that such additional capital will be available to the Company on favorable terms, if at all. The failure of the Company to obtain additional funding if and when required would have a material adverse effect on the Company's ability to fulfill its business plan, continue its operations and meet its financial commitments.

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

10.4 Subscription, Share Restriction and Proxy Agreement between British Lion Medical, Inc. and Allen D. Allen, dated October 23, 1998. (2)

10.5 Versailles Capital Corporation 1998 Omnibus Stock Incentive Plan as amended and restated through February 23, 1999.(4)

10.6 Conditional License Agreement between Allen D. Allen, CytoDyn of New Mexico, Inc. and Amerimmune, Inc., dated February 24, 2000.(5)

16.0      Letter on change in certifying accountant. (6)
--------------------------------------------------------------------------

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

(b) Reports on Form 8-K
    -------------------

     During the three months ended December 31, 2000, the Company filed no Current Reports on Form 8-K.

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



                    AMERIMMUNE PHARMACEUTICALS, INC.





     Signatures                      Title                   Date
     ----------                      -----                   ----

                              Chairman of the Board
/s/ O.B Parrish                   and Director         February 12, 2001
-------------------------
O.B. Parrish


/s/ Deborah Garrett Kalof     Chief Financial Officer  February 12, 2001
-------------------------
Deborah Garrett Kalof, M.B.A., C.P.A.