Form 10KSB40
period 2001-03-31
AMERIMMUNE PHARMACEUTICALS INC
filed 2001-06-29
CIK 818808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-KSB

[ X ]  Annual report under Section 13 or 15(d) of the Securities Exchange
          Act of 1934 for the fiscal year ended: March 31, 2001
          -----------------------------------------------------

   [  ]  Transition report under Section 13 or 15(d) of the Securities
           Exchange Act of 1934 for the transition period from
                                   to

                     Commission file number: 0-22865

                    AMERIMMUNE PHARMACEUTICALS, INC.
                    --------------------------------
             (Name of small business issuer in its charter)

             Colorado                            84-1044910
             --------                            ----------
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

         Issuer's revenues for its most recent fiscal year: $-0-
                                                            ----

   Aggregate market value of voting stock held by non-affiliates as of
                        May 15, 2001: $1,232,502
                                       ----------


 Shares of Common Stock, $.05 par value, outstanding as of May 15, 2001:
                               43,042,856
                               ----------

Documents incorporated by reference: See Part II, Item 8 - "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure" and
Part III, Item 13-"Exhibits and Reports on Form 8-K" for a listing of documents incorporated by reference into this annual report on Form 10-KSB.

                            TABLE OF CONTENTS

PART I

Item 1. Description of Business. . . . . . . . . . . . . . . . . . . . .3

Item 2. Description of Property. . . . . . . . . . . . . . . . . . . . 14

Item 3. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 14

Item 4. Submission of Matters to a Vote of Security Holders. . . . . . 15


PART II

Item 5. Market for Common Equity Stock and Related Stockholder
         Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

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


Background
----------

     Allen D. Allen developed a family of monoclonal antibodies, one of which is called Cytolin(R), that may block certain adhesion molecules on one of the disease fighting cells of the immune system, and thereby may protect the immune system's ability to keep itself functioning effectively. On the basis of scientific evidence gathered through 1993, Mr. Allen discerned that adhesion molecules appearing on certain white blood cells of individuals infected with Human Immunodeficiency Virus ("HIV") cause such cells to destroy CD4 cells, eventually resulting in the syndrome known as Acquired Immune Deficiency Syndrome ("AIDS"). Adhesion molecules appear in large numbers on the killer-type T cells of the immune system that proliferate in HIV-infected persons. In general, killer cells that carry an abundance of adhesion molecules tend to turn the human immune system against itself. Cytolin(R) may keep the immune system in check by blocking predetermined adhesion molecules on killer-type T cells.

     First described as an infectious disease in the early 1980s, HIV has infected over 36 million persons worldwide and about 850,000 in the United States. This retrovirus infects some of the body's immune system cells and eventually causes the immune system to damage itself, reducing the ability of the immune system to protect the body against fungal, bacterial, parasitic and viral organisms, as well as several types of cancer. The medical community generally believes that most people who become infected with HIV will eventually develop AIDS and die.

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

     In October 1998, Three R entered into a Patent and Trademark License Agreement (the "License Agreement") with British Lion, whereby British Lion received: (i) irrevocable, exclusive, worldwide rights to use all present and future patent rights, know-how and background technology of Three R, relating to the product Cytolin(R); and, (ii) a sublicense to the trademark Cytolin(R). British Lion issued Three R 3,075,000 shares of its stock upon execution of the License Agreement, and agreed to assume Three R's obligations under a consulting agreement between Three R and Mr. Allen.
The License Agreement was contingent upon: (i) British Lion's entering into a management agreement with Western Center for Clinical Studies, Inc., a California corporation ("WCCS") for purposes of assisting British Lion in obtaining Food and Drug Administration (the "FDA") approval to market Cytolin(R) for commercial use; and, (ii) the completion of British Lion's merger with a publicly held company. These conditions have been satisfied. Lois Rezler, Daniel L. Azarnoff and Roy S. Azarnoff, each of whom were previously directors of the Company, collectively own 100% of the issued
and outstanding stock of WCCS and Three R.   In October 1998, British Lion
entered into a management agreement with WCCS which was subsequently ratified by a majority of the disinterested directors of the Company.

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

     In February 1999, British Lion sold 1,070,000 shares of its stock for a total of $3,210,000 to accredited investors in a private offering. The offering terminated on February 22, 1999 and funds were held in escrow until February 23, 1999, the Effective Date (as defined therein) of the Merger Agreement. The proceeds of this offering have been used for research of Cytolin(R).

     In September 1999, Mr. Allen and CytoDyn NM delivered written notice to the Company that they believed that the Termination, Sale and Shareholder Agreement, dated August 1, 1998, among Mr. Allen, CytoDyn NM and Three R was void and not enforceable due to fraudulent inducement by Three R and other unspecified reasons. Mr. Allen and CytoDyn NM demanded that Three R and its owners surrender any and all stock in the Company, which was obtained pursuant to such Agreement.

     In November 1999, the Company notified WCCS of rescission of the management agreement between the Company and WCCS, based upon the Company's belief that WCCS made certain fraudulent misrepresentations to the Company and breached its performance under the agreement. The Company is evaluating possible remedies to collect all amounts paid to WCCS in conjunction with this agreement.

     In February 2000, the Company entered into a Conditional License Agreement with Mr. Allen and CytoDyn NM which is designed to preserve the Company's rights to the technology in the event that the technology that is the subject of both the Termination, Sale and Shareholder Agreement between Three R, Mr. Allen and CytoDyn NM, and the License Agreement, in the event that Three R's rights to such technology reverted to or was acquired by Mr.Allen and CytoDyn NM. The Conditional License Agreement further stipulates that any and all Company stock, awarded or returned to Mr. Allen or CytoDyn NM as a result of the dispute between Mr. Allen, CytoDyn NM and Three R, be returned immediately by Mr. Allen to the Company as treasury stock.

     In May 2001, the dispute between Mr. Allen, CytoDyn NM and Three R was settled. The Company is currently evaluating the terms of such settlement. As a result of the settlement, all of Three R's rights, title, and interest in, to and under the License Agreement and the Termination, Sale and Shareholder Agreement may have been assigned to Mr. Allen and CytoDyn NM. If so, pursuant to the terms of the Conditional License Agreement, the Company is obligated to pay Mr. Allen and CytoDyn as successor Licensor pursuant to the terms of the License Agreement.


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

Employees
---------

     As of March 31, 2001, the Company had one full-time employee at its corporate headquarters in Woodland Hills, California. The Company believes its employee relations are good.

Risk Factors
------------

CLINICAL TRIAL RESULTS INCLUDING RESULTS FOR CYTOLIN(R) ARE UNPREDICTABLE

     Before obtaining regulatory approvals for the commercial sale of any of its products under development, the Company must demonstrate through preclinical studies and clinical trials that a product is safe and efficacious for use in each target indication. The Company's development efforts will be centered on the development of a new drug, Cytolin(R), which is being tested in patients suffering from HIV. The Company commenced initiation of its Cytolin(R) clinical trials in February 2000.
No assurance can be given as to the ability of the Company to complete these trials on a timely basis or at all. In addition, no assurance can be given as to the results of such trials with respect to the safety or
efficacy of Cytolin(R).   Moreover, the results for the required
preclinical studies and initial clinical trials of Cytolin(R) may not be predictive of results that will be obtained in large-scale testing. In addition, the Company can provide no assurance that it will view the results of testing Cytolin(R) as sufficient to support continuing development of the proposed drug. Many biopharmaceutical companies have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. Because Cytolin(R) is the Company's only product in development and its primary asset, any adverse results from the Company's clinical trials would significantly adversely affect the Company's prospects and could result in a complete loss of value in the trading price of the Company's Common Stock.

EARLY STAGE COMPANY WITH NO REVENUES AND A HISTORY OF LOSES; SUBSTANTIAL DOUBTS AS TO ABILITY TO CONTINUE AS A GOING CONCERN

     The Company has not yet generated any operating revenues. The Company has incurred losses since inception and has an accumulated deficit of $5,209,333 through March 31, 2001, and the Company expects to incur losses in the future. The Company cannot predict when marketing approvals for Cytolin(R) will be obtained, if ever. Even if such approvals are obtained, there can be no assurance that Cytolin(R) will be successfully commercialized.

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

     As discussed in Note 1 to Consolidated Financial Statements contained in Item 13.(a) of Part III of this Form 10-KSB, the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern.

PATENT AND TRADE SECRET UNCERTAINTY

     Patents, trademarks, copyrights and other proprietary rights are important to the Company's success and competitive position. Due to the length of time and expense associated with bringing new pharmaceutical products to market, there are benefits associated with acquiring products that are protected by existing patents or for which patent protection can be obtained. The Company has obtained a license for the exclusive, irrevocable, worldwide patent rights to develop and market Cytolin(R). However, it is possible that CytoDyn NM and/or Mr. Allen may claim that the Company's license rights are pursuant only to the Conditional License Agreement with Allen Allen and CytoDyn NM, the inventor of the technology, and not pursuant to the License Agreement with Three R. Mr. Allen and CytoDyn have indicated that they believe the Company is in breach of its obligations under the Conditional License Agreement. See
Item 3. Legal Proceedings contained in Part I of this Form 10-KSB. In the event that Mr. Allen and CytoDyn seek to and successfully terminate the Company's rights under the Conditional License Agreement and also prevail on any claim that the Company no longer has rights under the License Agreement between the Company and Three R, the Company would not have any rights to the technology and its business would be materially and adversely affected.

     Although the Company may obtain patent rights to the technology, patents are not a guarantee of protection from competitors, especially in an area characterized by rapid advances, and enforcement of patents and proprietary rights in many countries can be expected to be problematic or unpredictable. There can be no assurance that any patents issued or licensed to the Company will not be challenged, invalidated, infringed upon, or designed around by others or that the claims contained in such patents will not infringe the patent claims of others. Furthermore, there can be no assurance that others will not independently develop similar products. Although management believes that patents provide significant protection for the Company's product, the Company's business may be adversely affected by competitors who develop a substantially equivalent product. Patent litigation can be extremely expensive, and the Company may find that it or its licensor is unable to fund litigation necessary to defend its rights.

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

THE COMPANY WILL BE REQUIRED TO OBTAIN ADDITIONAL FINANCING IN ORDER TO CONTINUE AS A GOING CONCERN

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

ITEM 3.  LEGAL PROCEEDINGS

     Except as described below, the Company is not a party to any legal proceedings which management believes are not routine and incidental to its business or which are material. The Company may in the future be a party to legal proceedings. See Note 5 to Consolidated Financial Statements contained in Item 13. (a) of Part III of this Form 10-KSB for a discussion of certain potential disputes.

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

     The allegations of the Complaint involve acts relating to: (1) the Company's cancellation in November 1999, of a Management Agreement with plaintiff WCCS, and (2) the cancellation and rescission of a technology licensing agreement by co-defendant CytoDyn. The Complaint alleges that certain Company officers and directors (as well as officers and directors of CytoDyn) made libelous and slanderous statements about the background and competency of certain plaintiffs, who are officers and shareholders of WCCS. It alleges that these statements caused the Company to cancel its Management Agreement with WCCS and CytoDyn to cancel its technology licensing agreement with plaintiff Three R. In May 2001, Three R, WCCS and Mr. Allen and CytoDyn NM settled the claims among them. See Item 1. Background contained in Part I of this Form 10-KSB.

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

     The Company has received a claim from CytoDyn NM and Allen that, pursuant to the Conditional License Agreement among them, the Company owes CytoDyn NM and Allen approximately $150,000 for legal fees allegedly incurred by CytoDyn NM and Allen in connection with disputes with Three R. The Company has disputed this claim alleging that the Conditional License Agreement only covers the "incremental cost" of CytoDyn NM and Allen in trying to recover certain Company stock (which, under the Agreement, CytoDyn NM and Allen are obligated to surrender to the Company), that this should be a small amount, and that CytoDyn NM and Allen have failed to live up to their obligation to surrender the stock in question. CytoDyn NM and Allen have also claimed that the Company has breached an alleged obligation under the Conditional License Agreement to allow him to inspect the Company's manufacturing processes. The Company has disputed Mr. Allen's alleged inspection rights. In the event that Mr. Allen and CytoDyn NM are successful in any efforts to terminate the Conditional License Agreement, the License Agreement with Three R and/or any other rights of the Company to utilize the technology that is the subject of such agreement, the Company's business, financial position and prospects would be materially and adversely affected.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2001.

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

                                        High           Low
1999 Fiscal Year                        Bid            Bid
----------------                        ---            ---

Fourth Quarter                          $3.1250        $1.1250

2000 Fiscal Year
----------------

First Quarter                           $2.5625        $1.9375

Second Quarter                          $2.2500        $1.2500

Third Quarter                           $1.5625        $0.6250

Fourth Quarter                          $3.1250        $1.0000

2001 Fiscal Year
----------------

First Quarter                           $1.2500        $0.3750

Second Quarter                          $0.9063        $0.5313

Third Quarter                           $0.6250        $0.1875

Fourth Quarter                          $0.6250        $0.2188

2002 Fiscal Year
----------------

First Quarter (through May 15, 2001)    $0.2188        $0.0750

     On May 15, 2001, the last reported bid and asked prices for the Common Stock were $0.1100 and $0.1300, respectively.

Holders
-------

     As of May 15, 2001, the Company had approximately 700 holders of record of the Company's Common Stock.

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

Plan of Operation
-----------------

     The Company (for purposes of this section, the term the "Company" includes the predecessor entity to its current operations, British Lion) is a development stage pharmaceutical research company and has not generated any revenues from operations for the period from April 10, 1998 (the date that British Lion commenced operations) through March 31, 2001. The Company is engaged in the pharmaceutical research business with the primary purpose of developing Cytolin(R), a drug designed to protect the immune system, especially in patients suffering from Human Immunodeficiency Virus
(HIV). The Company believes that Cytolin(R) may be an important drug for the growing number of patients who have not been receiving treatment, for those who are on multi-drug therapy, and for those who have become resistant to drugs currently used to treat the HIV/AIDS virus. The Company intends to seek governmental approval from the Food and Drug Administration ("FDA") for Cytolin(R). The Company has devoted substantially all of its resources to the acquisition of a license, research and development of Cytolin(R), and expenses related to the startup of its business. The Company has been unprofitable since inception and expects to incur substantial additional operating losses for the next twelve months, as well as for the next few years, as it increases expenditures on research and development and allocates significant and increasing resources to clinical testing, marketing and other activities.

     In November and December 1998, the Company sold 1,426,790 shares of its common stock (at approximately $0.21 per share), for gross proceeds of $300,000, to certain accredited investors in a private placement. In December 1998, the Company began a second private placement of common stock to accredited investors, which was completed on February 22, 1999. The second private placement was made on a minimum/maximum "best efforts" basis. The Company raised the maximum amount of gross proceeds of $3,210,000 (7,633,364 common shares at approximately $0.42 per share) and paid cash offering expenses of $159,698. Net cash proceeds from the private placement aggregated $3,050,302. The Company believes that the funds received in these private placements will enable it to satisfy its cash requirements without the need to raise additional funds before September 30, 2001. The Company has commenced a tolerability study for Cytolin(R) after a clinical protocol was sanctioned by the FDA and the bulk drug was manufactured, tested, packaged, and released for clinical use. The Company has completed the submission of related manufacturing records to the FDA.

     The Company estimates that it will require significant additional funding over the next three years in order to continue operations and to successfully complete the FDA approval process for Cytolin(R). The Company believes that additional funds will be needed to fund operations after September 30, 2001. There can be no assurances that such additional capital will be available to the Company on favorable terms, if at all.
The failure of the Company to obtain additional funding if and when required would have a material adverse effect on the Company's ability to fulfill its business plan, continue its operations and meet its financial commitments.


Results of Operations
---------------------

     For the year ended March 31, 2001, the Company incurred $405,097 in research and development expenses, $741,849 in general and administrative expenses and earned $42,722 in interest income net of taxes and interest expense, resulting in a net loss of $1,104,224. The expenses incurred during this period relate primarily to commencement of research activities, regulatory and administrative expenses.

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


Capital Resources and Liquidity
-------------------------------

     From the commencement of operations of April 10, 1998 to March 31, 2001, the Company had no operating revenues and incurred net losses of $5,209,333. At March 31, 2001, the Company had negative working capital of $32,268. The Company requires significant capital to conduct the research and development and preclinical and clinical testing of Cytolin(R) that is necessary in order to complete the FDA approval process. Management of the Company does not expect to generate revenue from operations within the next year. The Company believes that additional funds will be needed to fund operations after September 30, 2001. There can be no assurance that such additional capital will be available to the Company on favorable terms, if at all. The failure of the Company to obtain additional funding if and when required would have a material adverse effect on the Company's ability to fulfill its business plan, continue its operations and meet its financial commitments.

     In October 1998, the Company entered into a Patent and Trademark License Agreement (the "Agreement") with

Three R. The Company was granted an irrevocable, exclusive, worldwide license to use all present and future patent rights, knowledge and background technology owned by Three R relating to the product, Cytolin(R). In addition, the Agreement granted the Company a sublicense to the trademark Cytolin(R). The Agreement was consummated simultaneously with the Company's acquisition of British Lion. The Company issued 21,936,981 shares of its common stock at $.001 per share to Three R upon execution of the Agreement, and the Company also agreed to assume Three R's obligations to pay Mr. Allen $1,350,000, payable monthly over a fifteen year period, and fees of $10,000 per year for consulting services under the agreements discussed above between Three R and Mr. Allen. In May 2001, Mr. Allen and CytoDyn NM acquired Three R's rights to the technology pursuant to the Agreement pursuant to a settlement agreement among Mr. Allen, CytoDyn NM and Three R. See Note 5 to Consolidated Financial Statements contained in
Item 13. (a) of Part III of this Form 10-KSB for a description of these Agreements and certain potential disputes. The Company could abandon its patent rights with no further obligations after minimum payments aggregating $180,000 to Allen, with one year's notice.

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

                                PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth the names and positions of the current directors and executive officers of the Company:

                                                           Officer or
Name                   Age   Position                      Director Since
----                   ---   --------                      --------------

Rex H. Lewis           48    President, CEO and Director   1999

Deborah Garrett Kalof  44    Chief Financial Officer       2000

Pamela M. Kapustay     45    Vice President of Operations  1999
                             and Secretary

Kimberlie L. Cerrone   49    Director                      1999

O. B. Parrish          67    Director                      1999

Michael A. Davis       60    Director                      1999

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

     DEBORAH GARRETT KALOF, C.P.A., M.B.A. currently serves as the Company's Chief Financial Officer. For the past seven years, Ms. Kalof has acted as a financial and accounting consultant for various domestic and multinational businesses including Morgan Stanley, Playa Vista and Bastion Capital Fund L.P. Prior to that, she was the Corporate Finance Controller for Westfield Corporation, Inc., and also served as a manager at the public accounting firm of Arthur Young & Company. Ms. Kalof received B.S. and M.B.A. degrees from the University of Florida.

     PAMELA M. KAPUSTAY, R.N., M.N. currently serves as the Vice President of Operations and Secretary for the Company. Previously, Ms. Kapustay has held administrative, clinical research and practice positions in both university and corporate settings within the United States and abroad, including the University of Texas, M.D. Anderson Hospital and Tumor Institute, with a concentrated clinical focus in oncology and HIV/AIDS care. Ms. Kapustay continues to lecture and publish peer-reviewed articles and textbooks on various clinical aspects of peripheral blood stem cell transplantation. Ms. Kapustay received a B.S. degree in nursing from the University of Texas Health Science Center in Houston, Texas and a Masters degree in nursing from the University of California, Los Angeles.

     KIMBERLIE L. CERRONE, M.S., M.B.A., J.D. currently serves as a Director of the Company. She is also Vice-President and General Counsel of Everypath, Inc., a privately-held wireless internet company. Ms. Cerrone has held positions in senior management and business development in the biotechnology and software industries for more than ten years. She has consulted to early stage high technology and life science companies since 1988. She co-founded Neurobiological Technologies, Inc., a publicly-traded biotechnology company in 1987. Ms. Cerrone practiced technology law at Gunderson Dettmer and Venture Law Group for five years and has been general counsel at four software companies.

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

     MICHAEL A. DAVIS, M.D., Sc.D., M.B.A. currently serves as a Director for the Company, and has been Professor of Radiology and Director, Division of Radiologic Research in the Department of Radiology at the University of Massachusetts Medical School ("UMMS"), Worcester, Massachusetts since 1980. From 1997 - 2000, Dr. Davis also served as the Associate Medical Director of the Center for Advanced Clinical Technology at UMMS, which was formed to aid medical device and pharmaceutical manufacturers in obtaining safety and efficacy data required by the Food and Drug Administration ("FDA") and other world-wide regulatory bodies prior to granting marketing approval. Since 1989, Dr. Davis has served as Medical Director for the E-Z-EM Company, which is publicly-traded, and in 1995 was appointed as its Technical Director, Chief Scientific Officer and Director. Dr. Davis also serves as a Director, since 1996, of the publicly-traded MacroChem Corporation. Since 1982, Dr. Davis has been an Affiliate Professor of Biomedical Engineering at Worcester Polytechnic Institute, and has held faculty positions at Harvard Medical School, Northeastern University and Tufts University School of Veterinary Medicine. Currently, Dr. Davis serves as President of Synergy Consulting Group, Ltd., a medical device and drug consulting group assisting contract research organizations, which helps in the design, monitoring and implementation of clinical trials and serves as liaison with the FDA.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file reports of beneficial ownership of the Company's Common Stock and changes in such ownership with the Securities and Exchange Commission, the Nasdaq OTC BB and the Company. Specific due dates for these reports have been established, and the Company is required to disclose in this Form 10-KSB any failure to file these reports on a timely basis. Based solely on its review of the copies of these reports received or written representations from these reporting persons that no Forms 5 or other reports were required for such persons, the Company believes that, during the 2001 Fiscal Year, all of such filing requirements under Section 16(a) were timely met.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth, in summary form, the compensation paid by the Company to all individuals who served as Chief Executive Officer of the Company (the "Named Executive Officers") for services rendered to the Company for the fiscal year ended March 31, 2001. No other executive officers of the Company earned total salary and bonus payments in excess of $100,000.

SUMMARY COMPENSATION TABLE

                                                                                  LONG TERM
                                                                                 COMPENSATION
                                            ANNUAL COMPENSATION                     AWARDS
                                            -------------------                  ------------

                                                                                  SECURITIES
                                                                                  UNDERLYING
                                                                                  OPTIONS (#)
                                                                                  -----------
                                                              OTHER ANNUAL
NAME AND PRINCIPAL POSITIONS     YEAR        SALARY ($)     COMPENSATION ($)
----------------------------     ----        ---------      ----------------
Rex H. Lewis(1)                  2001        179,946             -                6,380,357
                                 2000         70,000             -                     -
Michael A. Davis, M.D.,          2000         50,700             -                     -
  Sc.D., M.B.A., (2)             1999         13,000             -                  570,718(5)
former President and Chief
 Executive Office
L. Michael Underwood,(3)         1999          6,800(6)          -                     -
  former President and
Chief Executive Officer
David C. Walters,(4)             1999           -                -                     -
  former President and           1998           -                -                     -
Chief Executive Officer          1997           -                -                     -
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

OPTION GRANTS IN LAST FISCAL YEAR

     In January 2001, the Company issued 6,380,357 non-qualified stock options to the President and Chief

Executive Officer, Rex H. Lewis, at an exercise price of $0.22, which expire 10 years from the date of grant. 5,380,357 of the options vest over a three-year period and the remaining 1,000,000 options vest upon the achievement of specified milestones by the Company.

     In January 2001, the Company issued 280,168 qualified incentive stock options at an exercise price of $0.22 to the Vice-President of Operations, Pamela M. Kapustay. The options vest over a three-year period and expire 10 years from the date of grant.

FISCAL YEAR-END OPTION VALUES

          The following table sets forth information concerning the fiscal year-end values of unexercised stock options held by the Named Executive Officers as of March 31, 2001. No options were exercised by any of the Named Executive officers for the fiscal year ended March 31, 2001.

                              NUMBER OF SECURITIES
                             UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                               OPTIONS AT FISCAL           IN-THE-MONEY OPTIONS AT
                                   YEAR-END(#)                FISCAL YEAR-END($)
     NAME                   EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE(1)
     ----                   -------------------------    ----------------------------
    Rex H. Lewis              1,793,449    4,586,908      $0.00       $0.00

    Michael A. Davis            200,000         -         $0.00        -

    L. Michael Underwood           -            -          -           -

    David C. Walters               -            -          -           -

__________
(1) The value of unexercised in-the-money options is calculated by multiplying (A) the number of securities underlying such options by
     (B) the difference between (i) $0.2188, the closing price of the Common Stock on the Nasdaq OTC BB on March 31, 2001 and (ii) the option exercise price.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

     In November 1999, the Company entered into a termination of employment agreement with Dr. Michael A. Davis. The agreement reduced the number of stock options granted from 570,718 to 200,000 and modified the expiration date of the options.

     On January 3, 2001, Rex H. Lewis' employment agreement was effective. The Company accrued $70,000 in fiscal 2000 representing the pro rata portion of the compensation applicable to Mr. Lewis for the year ended March 31, 2000, and, in accordance with the agreement, $179,946 in fiscal 2001 applicable to the year ended March 31, 2001. Additionally, the Company issued 6,380,357 stock options to Mr. Lewis, at an exercise price of $0.22, which expire 10 years from the date of grant. 5,380,357 of the options vest over a three-year period and the remaining 1,000,000 options vest upon the achievement of specified milestones by the Company. The stock options issued to Mr. Lewis are non-qualified options and are not granted under the 1998 Omnibus Stock Incentive Plan (See Note 7 to Consolidated Financial Statements contained in Item 13.(a) of Part III of this Form 10-KSB).

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                    SECURITY OWNERSHIP OF MANAGEMENT
                       AND PRINCIPAL SHAREHOLDERS

     The following table sets forth, as of May 15, 2001 the ownership of the Company's Common Stock by (i) each director and executive officer of the Company, (ii) all executive officers and directors of the Company as a group, and (iii) all persons known by the Company to beneficially own more than 5% of the Company's Common Stock. The information set forth below does not reflect the effects on share ownership of the settlement agreement among CytoDyn NM, Allen Allen and Three R. See Item 3. Legal Proceedings contained in Part I of this Form 10-KSB.

                                                           Percent of
       Name and Address           Amount and Nature of       Class
        of Shareholder           Beneficial Ownership(1)     Owned
        --------------           -----------------------     -----

     Rex H. Lewis                    7,260,562(2)            16.0%
     2325-A Renaissance Drive
     Las Vegas, NV 89119

     Maya, LLC                       5,018,753               11.7%
     2325-A Renaissance Drive
     Las Vegas, NV 89119

     Deborah Garrett Kalof               -0-                  -0-
     21550 Oxnard Street #830
     Woodland Hills, CA  91367

     Pamela Kapustay                   444,899(3)             1.0%
     21550 Oxnard Street  #830
     Woodland Hills, CA 91367

     Kimberlie L. Cerrone              356,699(4)             0.8%
     21550 Oxnard Street  #830
     Woodland Hills, CA 91367

     O. B. Parrish                     356,699(4)             0.8%
     21550 Oxnard Street  #830
     Woodland Hills, CA 91367

     Michael A. Davis                  628,038(5)             1.5%
     21550 Oxnard Street #830
     Woodland Hills, CA 91367

     Three R Associates, Inc.       25,977,788(6)            60.4%
     21550 Oxnard Street  #810
     Woodland Hills, CA 91367

     CytoDyn of New Mexico, Inc.     4,280,387(7)             9.9%
     4236 Longridge Avenue #302
     Studio City, CA 91604

     Allen D. Allen                  6,420,580(8)            14.9%
     4236 Longridge Avenue #302
     Studio City, CA 91604

     Battersea Capital, Inc.         2,446,891(9)             5.4%
     P. O. Box 153
     Santa Monica, CA 90403

     J. Matt Lepo                    2,446,891(10)            5.4%
     P. O. Box 153
     Santa Monica, CA 90403

     All Directors and Executive     9,046,897               19.4%
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

(2) Includes: (i) 5,018,753 shares owned by Maya, LLC, a limited liability company of which Mr. Lewis is the manager; and, (ii) exercisable options to purchase 2,241,809 shares of Common Stock for $.22 per share, expiring 12/28/10.

(3) Includes: (i) exercisable options to purchase 221,152 shares of Common Stock for $.42 per share, expiring 12/1/08; and, (ii) exercisable options to purchase 116,737 shares of Common Stock for $.22 per share, expiring 12/28/10.

(4) Includes exercisable options to purchase 356,699 shares of Common Stock for $.42 per share, expiring 2/23/09.

(5) Includes exercisable options to purchase 200,000 shares of Common Stock for $.42 per share, expiring 2/23/10.

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

(9) Includes options to purchase an aggregate of 2,140,192 shares of Common Stock which consists of: 1,426,794 shares, immediately exercisable for a period of five (5) years, at $.42 per share, as adjusted post-merger granted by the Issuer in 10/98; and, an option granted by Three R in February 1999 to purchase 713,398 shares of the Issuer's Common Stock owned by Three R, immediately exercisable for a period of five (5) years, at $.42 per share.

(10) The shares, which include an aggregate of 2,140,192 shares underlying options held in the name of Battersea Capital, Inc. ("Battersea"), are owned by Battersea, of which Mr. Lepo is the managing director.



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          In October 1998, Three R, a corporation that is wholly owned by Lois Rezler, Daniel Azarnoff and Roy Azarnoff each of whom are former directors of the Company, entered into a Patent and Trademark License Agreement (the "License Agreement") with British Lion, the entity which previously operated the business now conducted by the Company, pursuant to which Three R granted British Lion an irrevocable, exclusive, worldwide right to use all present and future patent rights, know-how and background technology of Three R, relating to Cytolin(R). In addition, the License Agreement contains a provision whereby Three R granted British Lion a sublicense to the trademark Cytolin(R). In exchange for the License, British Lion issued 3,075,000 shares of its Stock (equivalent to 21,936,981 Company shares) to Three R, and subsequently assumed Three R's obligations under a consulting agreement between Three R and Allen D. Allen, the inventor of the technology. The License Agreement was subject to: (i) British Lion's entering into a management agreement with WCCS for purposes of assisting British Lion in obtaining FDA approval to market Cytolin(R) for commercial use; and, (ii) British Lion's entering into a business combination with a publicly held company. See Item 3. Legal Proceedings contained in Part I of this Form 10-KSB and Item l. Background contained in
Part I of this Form 10-KSB for a description of recent developments relating to the License Agreement.

          In October 1998, British Lion entered into a management agreement with WCCS (the "WCCS Agreement"), for purposes of assisting British Lion in obtaining FDA approval to market Cytolin(R) for commercial use. Lois Rezler, Daniel L. Azarnoff and Roy Azarnoff, are the officers, directors and shareholders of WCCS, as well as former directors of the Company. See
Item 3. Legal Proceedings contained in Part I of this Form 10-KSB for a discussion of a complaint filed against current or former officers and/or directors of the Company related to the rescission of this agreement.

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

          Except for the matters discussed in Item 3. contained in Part I of this Form 10-KSB, there is no pending litigation or proceeding involving a director, officer, employee or other agent of the Company as to which indemnification is being or may be sought, and the Company is not aware of any other pending or threatened litigation that may result in claims for indemnification by any director, officer, employee or other agent.



ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this Form 10-KSB:

     Index to Consolidated Financial Statements

     Report of Ernst & Young LLP, Independent Auditors

     Consolidated Balance Sheets - March 31, 2000 and 2001

     Consolidated Statements of Operations - for the years ended March 31, 2000 and 2001 and cumulative amounts from inception through March 31, 2001

     Consolidated Statements of Changes in Shareholders' Equity
     (Deficiency) - for the period from April 10, 1998 (Date of Inception) through March 31, 2001

     Consolidated Statements of Cash Flows - for the years ended March 31, 2000 and 2001 and cumulative amounts from inception through March 31, 2001

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

10.4 Subscription, Share Restriction and Proxy Agreement between British Lion Medical, Inc. and Allen D. Allen, dated October 23, 1998. (2)

10.5 Versailles Capital Corporation 1998 Omnibus Stock Incentive Plan as amended and restated through February 23, 1999.(4)

10.6 Conditional License Agreement between Allen D. Allen, CytoDyn of New Mexico, Inc. and Amerimmune, Inc., dated February 24, 2000.(6)

16.0      Letter on change in certifying accountant. (5)
---------------------------------------------------------------------------
(1) Incorporated by reference to the Registrant's Registration Statement on Form 10-SB, Registration No. 0-22865, as filed with the Commission on July 22, 1997, and amended on Form 10-SB/A-1, filed with the Commission on February 25, 1998.

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

(6)  Incorporated by reference from the Registrant's March 31, 2000 Form
     10-KSB.

(b)  Reports on Form 8-K.

     During the last quarter covered by this report, the Company filed no Current Reports on Form 8-K.

                               SIGNATURES
                               ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: June 28, 2001             AMERIMMUNE PHARMACEUTICALS, INC.


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

       Signatures                        Title                     Date
       ----------                        -----                     ----

/s/ O.B Parrish            Chairman of the Board and Director  June 28, 2001
---------------
O.B. Parrish

/s/ Rex H. Lewis           President, Chief Executive Officer  June 28, 2001
----------------           and Director
Rex H. Lewis, M.B.A.

/s/ Deborah Garrett Kalof  Chief Financial Officer             June 28, 2001
-------------------------
Deborah Garrett Kalof, M.B.A., C.P.A.

/s/ Kimberlie L. Cerrone   Director                            June 28, 2001
------------------------
Kimberlie L. Cerrone, M.S., M.B.A., J.D.

/s/ Michael A. Davis       Director                            June 28, 2001
--------------------
Michael A. Davis, M.D., Sc.D., M.B.A.

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                          FINANCIAL INFORMATION                  PAGE NO.



Report of Ernst & Young, LLP Independent Auditors. . . . . . . . . . .F-2

Consolidated Balance Sheets - March 31, 2000 and 2001. . . . . . . . .F-3

Consolidated Statements of Operations - for the years ended
March 31, 2000 and 2001 and cumulative amounts from inception through March 31, 2001 . . . . . . . . . . . . . . . . . . . . . . . .F-4

Consolidated Statements of Changes in Shareholders' Equity
(Deficiency) - for the period from April 10, 1998
(Date of Inception) through March 31, 2001 . . . . . . . . . . . . . .F-5

Consolidated Statements of Cash Flows - for the years ended
March 31, 2000 and 2001 and cumulative amounts from inception through March 31, 2001 . . . . . . . . . . . . . . . . . . . . . . . .F-7

Notes to Consolidated Financial Statements . . . . . . . . . . . . . .F-9

            Report of Ernst & Young, LLP Independent Auditors


The Board of Directors
Amerimmune Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Amerimmune Pharmaceuticals, Inc. (a development stage company) as of March 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity (deficiency) and cash flows for the years then ended, and for the period from April 10, 1998 (date of inception) to March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amerimmune Pharmaceuticals, Inc. at March 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for the years then ended, and for the period from April 10, 1998 (date of inception) to March 31, 2001 in accordance with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, the Company's lack of working capital raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also disclosed in Note 1. The 2001 financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                        Ernst & Young LLP
Woodland Hills, California
May 30, 2001

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED BALANCE SHEETS

                                 ASSETS

CURRENT ASSETS                                              MARCH 31, 2000    MARCH 31, 2001
                                                            --------------    --------------
  Cash and cash equivalents                                  $    522,649      $    215,810
  Marketable securities                                           618,360                 -
  Other current assets                                             37,926            18,728
                                                             ------------      ------------

        TOTAL CURRENT ASSETS                                    1,178,935           234,538
                                                             ------------      ------------

PROPERTY AND EQUIPMENT, NET                                        23,475            12,089
                                                             ------------      ------------

OTHER ASSETS
  Deposits                                                          3,040             3,040
                                                             ------------      ------------

        TOTAL ASSETS                                         $  1,205,450      $    249,667
                                                             ============      ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                           $     83,242      $     16,860
  Accrued liabilities                                             141,897           249,946
                                                             ------------      ------------

        TOTAL CURRENT LIABILITIES                                 225,139           266,806
                                                             ------------      ------------

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS' EQUITY (DEFICIENCY)
  Preferred stock $0.10 par value, 50,000,000 shares
    authorized,No shares issued or outstanding                          -                 -
  Common stock $0.05 par value, 100,000,000 shares authorized,
    43,042,856 shares issued and outstanding in both years      2,152,143         2,152,143
  Additional paid-in-capital                                    3,090,266         3,094,099
  Note receivable from affiliate, net                            (156,989)          (54,048)
  Deficit accumulated during the development stage             (4,105,109)       (5,209,333)
                                                             ------------      ------------

        TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)                   980,311           (17,139)
                                                             ------------      ------------
        TOTAL LIABILITIES AND SHAREHOLDERS'
        EQUITY (DEFICIENCY)                                  $  1,205,450      $    249,667
                                                             ============      ============

See accompanying notes

                                   F-3
                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED MARCH 31, 2000 AND 2001
      AND CUMULATIVE AMOUNTS FROM INCEPTION THROUGH MARCH 31, 2001




                                                                              CUMULATIVE
                                           YEAR ENDED        YEAR ENDED      AMOUNTS FROM
                                         MARCH 31, 2000     MARCH 31, 2001    INCEPTION
                                         --------------     --------------    ---------
COSTS AND EXPENSES
  Research and development               $    832,518       $    405,097      $  1,659,908
  General and administrative                1,168,649            741,849         3,679,809
                                         ------------       ------------      ------------

        OPERATING LOSS                     (2,001,167)        (1,146,946)       (5,339,717)

OTHER INCOME (EXPENSE)
  Interest income                              88,907             51,166           150,261
  Interest expense                             (8,592)            (6,844)          (15,877)
                                         ------------       ------------      ------------

                                               80,315             44,322           134,384
                                         ------------       ------------      ------------

LOSS BEFORE PROVISION
  FOR INCOME TAXES                         (1,920,852)        (1,102,624)       (5,205,333)

PROVISION FOR INCOME TAXES                      1,600              1,600             4,000
                                         ------------       ------------      ------------

NET LOSS                                 $ (1,922,452)      $ (1,104,224)     $ (5,209,333)
                                         ============       ============      ============

NET LOSS PER COMMON SHARE - BASIC
AND DILUTED                              $      (0.04)      $      (0.03)
                                         ============       ============

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING - BASIC AND DILUTED           43,042,856         43,042,856
                                         ============       ============



See accompanying notes

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)
         FOR THE PERIOD FROM APRIL 10, 1998 (Date of Inception)
                         THROUGH MARCH 31, 2001

                                                                                                     DEFICIT
                                                  COMMON STOCK                          NOTE       ACCUMULATED
                                                  ------------         ADDITIONAL     RECEIVABLE   DURING THE
                                              NUMBER                     PAID IN        FROM       DEVELOPMENT
                                             OF SHARES       AMOUNT      CAPITAL      AFFILIATE       STAGE          TOTAL
                                             ---------       ------      -------      ---------       -----          -----

Issuance of common stock to founders on
  October 24, 1998 at $0.001 per share      24,077,174   $     3,650   $          -  $          -   $         -    $     3,650
Fair value of stock and an option issued
  on October 24, 1998 in exchange for
  services and trademark rights              7,704,696       814,000              -             -             -        814,000
Fair value of stock issued to prospective
  officers on October 24, 1998                 677,728       142,500              -             -             -        142,500
Issuance of common stock in a private
  placement in November and December
  1998 at $0.21 per share                    1,426,790       300,000              -             -             -        300,000
Fair value of stock and an option
  transferred by a principal shareholder
  on February 16, 1999 in exchange for
  services                                           -       452,000              -             -             -        452,000
Issuance of common stock in a private
  placement in February 1999 at $0.42 per
  share                                      7,872,352     3,050,302              -             -             -      3,050,302
Fair value of stock transferred to a
  prospective officer by a principal
  shareholder on February 23, 1999                   -        90,000              -             -             -         90,000
Merger of Versailles Capital Corporation     1,284,116    (2,700,309)     2,700,309             -             -              -
Net loss for the period from inception
  (April 10, 1998) through March 31, 1999            -             -              -             -    (2,182,657)    (2,182,657)
                                          ------------------------------------------------------------------------------------

Balance at March 31, 1999                   43,042,856     2,152,143      2,700,309             -    (2,182,657)     2,669,795

Fair value of stock options issued
 on April 1, 1999 in exchange for
 services                                            -             -          6,163             -             -          6,163

Modification of stock options                        -             -        383,794             -             -        383,794

Note receivable from affiliate                       -             -              -     (156,989)             -       (156,989)

Net loss for the year ended
 March 31, 2000                                      -             -              -             -    (1,922,452)    (1,922,452)
                                          ------------------------------------------------------------------------------------

Continued on next page

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)
         FOR THE PERIOD FROM APRIL 10, 1998 (Date of Inception)
                         THROUGH MARCH 31, 2001
                               (CONTINUED)

                                                                                                     DEFICIT
                                                  COMMON STOCK                          NOTE       ACCUMULATED
                                                  ------------         ADDITIONAL     RECEIVABLE   DURING THE
                                              NUMBER                     PAID IN        FROM       DEVELOPMENT
                                             OF SHARES       AMOUNT      CAPITAL      AFFILIATE       STAGE          TOTAL
                                             ---------       ------      -------      ---------       -----          -----

Balance at March 31, 2000                   43,042,856   $ 2,152,143    $ 3,090,266)  $ (156,989)  $ (4,105,109)   $   980,311

Fair value of stock options issued on
 April 1, 1999 in exchange for services              -             -          3,833            -              -          3,833

Interest on note receivable from affiliate           -             -                     (12,659)             -        (12,659)

Reserve for note receivable from affiliate                                               115,600                       115,600

Net loss for the year ended March 31, 2001           -             -              -            -     (1,104,224)    (1,104,224)
                                          ------------------------------------------------------------------------------------
Balance at March 31, 2001                   43,042,856    $2,152,143     $3,094,099     $(54,048)   $(5,209,333)      $(17,139)
                                          ====================================================================================

See accompanying notes

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED MARCH 31, 2000 AND 2001
      AND CUMULATIVE AMOUNTS FROM INCEPTION THROUGH MARCH 31, 2001

                                                                              CUMULATIVE
                                           YEAR ENDED        YEAR ENDED      AMOUNTS FROM
                                         MARCH 31, 2000     MARCH 31, 2001    INCEPTION
                                         --------------     --------------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                              $ (1,922,452)      $ (1,104,224)     $ (5,209,333)

ADJUSTMENTS TO RECONCILE NET LOSS
 TO NET CASH USED BY OPERATING ACTIVITIES
   Noncash transactions:
   Depreciation and amortization               11,600             11,852            23,452
   Reserve for note receivable from affiliate       -            115,600           115,600
   Fair value of stock and an option issued
        in exchange for services and
        trademark rights                            -                  -           814,000
   Fair value of stock issued to prospective
        officers                                    -                  -           142,500
   Fair value of stock transferred to a
        prospective officer by a principal
        shareholder                                 -                  -            90,000
   Fair value of stock and an option
        transferred by a principal shareholder
        in exchange for services                    -                  -           452,000
   Fair value of stock options issued in
        exchange for services                   6,163              3,833             9,996
   Modification of stock options              383,794                  -           383,794
   Changes in assets and liabilities:
    Advances from/to affiliates                46,581                  -                 -
    Other current assets                      (17,651)            19,198           (18,728)
    Prepaid management fees                   213,281                  -                 -
    Deposits                                        -                  -            (3,040)
    Accounts payable and accrued expenses     (33,399)            41,667           266,806
                                         ------------       ------------      ------------
   Total adjustments                          610,369            192,150         2,276,380
                                         ------------       ------------      ------------
        NET CASH USED BY OPERATING
         ACTIVITIES                        (1,312,083)          (912,074)       (2,932,953)
                                         ------------       ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   (Purchases) sales of marketable
     securities                              (618,360)           618,360                 -
   Purchases of property and equipment         (4,442)              (466)          (35,541)
   Loan to an affiliate                      (156,989)           (12,659)         (169,648)
                                         ------------       ------------      ------------
        NET CASH (USED IN) PROVIDED BY
         INVESTING ACTIVITIES                (779,791)           605,235          (205,189)
                                         ------------       ------------      ------------


Continued on next page

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED MARCH 31, 2000 AND 2001
      AND CUMULATIVE AMOUNTS FROM INCEPTION THROUGH MARCH 31, 2001
                               (CONTINUED)

                                                                              CUMULATIVE
                                           YEAR ENDED        YEAR ENDED      AMOUNTS FROM
                                         MARCH 31, 2000     MARCH 31, 2001    INCEPTION
                                         --------------     --------------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from sale of common stock           -                  -         3,353,952
                                         ------------       ------------      ------------

NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS                          (2,091,874)          (306,839)          215,810
                                         ------------       ------------      ------------

CASH AND CASH EQUIVALENTS,
 Beginning of Period                        2,614,523            522,649                 -
                                         ------------       ------------      ------------
CASH AND CASH EQUIVALENTS,
 Ending of Period                        $    522,649       $    215,810      $    215,810
                                         ============       ============      ============


Supplemental disclosures of cash flow information
Cash paid during period for:
   Interest                              $      8,592       $      6,844      $     15,877
                                         ============       ============      ============
   Income Taxes                          $      3,200       $      1,600      $      4,800
                                         ============       ============      ============


See accompanying notes

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001

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

The Company is a development stage pharmaceutical research company and has not generated any revenues from operations for the period from April 10, 1998 (the date that British Lion commenced operations) through March 31, 2001. The Company has devoted substantially all of its resources to the acquisition of a license, research and development of Cytolin(R), and expenses related to the startup of its business. The Company has been unprofitable since inception and expects to incur substantial additional operating losses for the next twelve months, as well as for the next few years, as it increases expenditures on its research and development activities and allocates significant and increasing resources to clinical testing, marketing and other activities.

The Company commenced a tolerability study for Cytolin(R) after a clinical protocol was sanctioned by the Food and Drug Administration ("FDA") and the bulk drug has been manufactured, tested, packaged, and released for clinical use. The Company has completed the submission of related manufacturing records to the FDA.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company estimates that it will require significant additional funding over the next three years to continue operations and to successfully complete the FDA approval process for Cytolin(R). The Company believes that additional funds will be needed to fund operations after September 30, 2001. The Company has established plans designed to increase the capitalization of the Company and is actively seeking additional capital that will provide funds needed to increase the internal growth of the Company in order to fully implement its business plans. There can be no assurances that such additional capital will be available to the Company on favorable terms, if at all. The failure of the Company to obtain additional funding if and when required would have a material adverse effect on the Company's ability to fulfill its business plan, continue its operations and meet its financial commitments.


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

CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents. At March 31, 2001, substantially all cash and cash equivalents were on deposit with one financial institution.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, cash equivalents and marketable securities is assumed to be fair value because of the liquidity of these instruments. Accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.


3. COMMON STOCK

INITIAL ISSUANCE OF SHARES

During October 1998, the Company issued 24,077,174 shares of restricted common stock (at $0.001 per share) to founders for cash in connection with the execution of patent and license agreements. Another 4,280,387 shares were issued in exchange for rights to a trademark (see Note 5). The shareholders who were issued these shares agreed not to sell any of their shares for a period of two years from the date of issuance of the shares.

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

FEBRUARY 22, 1999 PRIVATE PLACEMENT

Pursuant to the Merger Agreement, and as a condition precedent to the Transaction, the Company successfully completed a private placement of its common stock on February 22, 1999 and issued 7,633,364 common shares. Through this private placement, the Company raised net cash proceeds of $3,050,302 (gross proceeds of $3,210,000 less cash private placement expenses of $159,698). The Company also incurred non-cash costs of $210,294 in connection with this private placement. The Company (i) issued 238,988 shares of its restricted common stock with a fair value of approximately $0.42 per share to an investor for assisting in this private placement of the Company's common stock ($100,500) and (ii) issued 515,308 warrants at a price of $0.42 per share to a private placement agent as commissions (the fair value of these warrants was estimated to be $109,794).

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

In October 1998, the Company also issued 1,284,116 restricted shares to an attorney in exchange for cash of $180 and legal services provided to the Company. The shares of stock issued were recorded based upon a value of $0.21 a share, the price of the shares sold in the Initial Private Placement. In connection with this transaction, the Company recorded a non-cash, general and administrative expense of $270,000. This shareholder agreed not to sell any shares for a period of two years.

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

A reconciliation of the statutory federal income tax rate to the effective tax rate, as a percentage of loss before income tax is as follows:

                                                                        MARCH 31,
                                                                 2000                2001
                                                                 ----                ----
      Statutory federal income tax (benefit) rate                 (34)%               (34)%
      Non-deductible expenses                                       7                   -
      Valuation allowance                                          27                  34
                                                                -------             -------
                                                                    - %                 - %
                                                                =======             =======


The components of the Company's deferred tax assets are as follows:


                                                                          MARCH 31,
                                                                   2000                2001
                                                                   ----                ----
      Deferred tax assets
        Net operating loss carryforward                         $   768,000         $ 1,131,156
        Patent rights                                                28,000                   -
        Accrued compensation                                         24,000              99,978
        Valuation allowance                                        (820,000)         (1,231,134)
                                                                -----------         -----------
      Net deferred tax assets                                   $         -         $         -
                                                                ===========         ===========

Due to the uncertainty surrounding the Company's ability to realize the benefits of its net operating loss carryforwards in future tax returns, the Company has recorded a valuation allowance against its otherwise recognizable deferred tax assets.

At March 31, 2001, the Company had operating loss carryforwards available to reduce future federal and state income of approximately $2,827,891, which expire in 2021 for federal income tax purposes and 2009 for state income tax purposes.


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

In September 1999, Allen and CytoDyn delivered written notice to the Company that they believed that the Purchase Agreement was void and not enforceable due to fraudulent inducement by Three R and other, unspecified reasons. Allen and CytoDyn demanded that Three R and its owners surrender any and all stock in the Company, which was obtained pursuant to such Agreement.

In February 2000, the Company entered into a Conditional License Agreement discussed below, with Allen and CytoDyn, which is designed to preserve the Company's rights to the technology in the event that the technology reverted to or was acquired by Allen and CytoDyn.

In May 2001, the dispute between Allen, CytoDyn and Three R was settled.
As a result of the settlement, all of Three R's rights, title, and interest in, to and under the Purchase Agreement may have been assigned to Allen and CytoDyn.

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

Under the terms of the Purchase Agreement discussed above, the Company became obligated to pay Allen, at a minimum, $180,000 in scheduled monthly installments through February 23, 2001. The Company has the option to terminate the payments due Allen after the minimum amounts are paid. If the Company elects to terminate the payment in excess of the minimum due, it would abandon the rights acquired through the Purchase agreement.

In May 2001, all of Three R's rights, title, and interest in, to and under the License Agreement may have been assigned to Allen and CytoDyn. If so, pursuant to the terms of the Conditional License Agreement discussed below, the Company is obligated to pay Allen and CytoDyn as successor Licensor pursuant to the terms of the License Agreement.

During fiscal 1999, the Company accrued research and development expenses of $166,000 in connection with the minimum payments due to Allen through February 23, 2001. The payments were discounted to their fair value of $166,000 by applying an imputed interest rate of 8% to future cash outflows. As of March 31, 2001, all of the minimum payments had been made to Allen.

CONDITIONAL LICENSE AGREEMENT

In September 1999, Allen and CytoDyn delivered written notice to the Company that they believed that the Purchase Agreement was void and not enforceable due to fraudulent inducement by Three R and other, unspecified reasons. Allen and CytoDyn demanded that Three R and its owners surrender any and all stock in the Company, which was obtained pursuant to such Agreement.

In February 2000, the Company entered into a Conditional License Agreement with Allen and CytoDyn which is designed to preserve the Company's rights to the technology in the event that the technology that is the subject of both the Purchase Agreement and the License Agreement, in the event that Three R's rights to such technology reverted to or was acquired by Allen and CytoDyn. The Conditional License Agreement further stipulates that any and all Company stock, awarded or returned to Allen or CytoDyn as a result of the dispute between Allen, CytoDyn and Three R, be returned immediately by Allen to the Company as treasury stock.

In consideration for entering into the Conditional License Agreement, the Company advanced CytoDyn an additional $50,000 pursuant to the terms of a Loan Agreement which was previously entered into whereby the Company loaned CytoDyn $100,000 (See Note 6). At March 31, 2001 and 2000, the note receivable of $150,000, which is collateralized by shares of the Company's stock, plus accrued interest of $19,648 at March 31, 2001 and $6,989 at March 31, 2000, was classified as a reduction of shareholders' equity. At March 31, 2001, the Company reserved $115,600 against the note receivable to reflect the fair market value of the collateral shares of the Company's stock.

In May 2001, the dispute between Allen, CytoDyn and Three R was settled The Company is currently evaluating the terms of such settlement. As a result of the settlement, all of Three R's rights, title, and interest in, to and under the License Agreement and the Purchase Agreement may have been assigned to Allen and CytoDyn. If so, pursuant to the terms of the Conditional License Agreement, the Company is obligated to pay Allen and CytoDyn as successor Licensor pursuant to the terms of the License Agreement.

The Company has received a claim from CytoDyn and Allen that, pursuant to the Conditional License Agreement among them, the Company owes CytoDyn and Allen approximately $150,000 for legal fees allegedly incurred by CytoDyn and Allen in connection with disputes with Three R. The Company has disputed this claim alleging that the Conditional License Agreement only covers the "incremental cost" of CytoDyn and Allen in trying to recover certain Company stock (which, under the Agreement, CytoDyn and Allen are obligated to surrender to the Company), that this should be a small amount, and that CytoDyn and Allen have failed to live up to their obligation to surrender the stock in question. CytoDyn and Allen have also claimed that the Company has breached an alleged obligation under the Conditional License Agreement to allow him to inspect the Company's manufacturing processes. The Company has disputed Allen's alleged inspection rights. In the event that Allen and CytoDyn are successful in any efforts to terminate the Conditional License Agreement, the License Agreement with Three R and/or any other rights of the Company to utilize the technology that is the subject of such agreement, the Company's business, financial position and prospects would be materially and adversely affected.

MANAGEMENT AGREEMENT

In October 1998, the Company entered into a three year management agreement for $585,000 per year with Western Center for Clinical Studies, Inc. ("WCCS"), a corporation that is wholly-owned by three of the Company's former officers and directors. The agreement was scheduled to expire on February 23, 2002. The management agreement provided for services by WCCS to the Company for the purpose of assisting the Company in obtaining FDA approval to market Cytolin(R) for commercial use. In November 1999, the Company notified WCCS of its rescission of this agreement based upon the Company's belief that WCCS made certain fraudulent misrepresentations to the Company and had breached its performance under the management agreement. The Company is evaluating possible remedies to collect all amounts paid to WCCS in conjunction with this agreement.

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

The allegations of the Complaint involve acts relating to: (1) the Company's cancellation in November 1999, of the Management Agreement with plaintiff WCCS, and (2) the cancellation and rescission of a technology licensing agreement by co-defendant CytoDyn. The Complaint alleges that certain Company officers and directors (as well as officers and directors of CytoDyn) made libelous and slanderous statements about the background and competency of certain plaintiffs, who are officers and shareholders of WCCS. It alleges that these statements caused the Company to cancel its Management Agreement with WCCS and CytoDyn to cancel its technology licensing agreement with plaintiff Three R. In May 2001, Three R, WCCS, Allen and CytoDyn settled the claims among them. See Conditional License Agreement section above.

The Company and the defendants have retained counsel to defend the five defendants, and the Company will indemnify the defendants for fees and expenses incurred in their defense. The Company has received coverage for the acts alleged in the Complaint from its insurance company under a general liability policy.

The Company has been informed that the defendants intend to vigorously contest the allegations of the Complaint. To the extent that the costs of the defense and any damages resulting from the Action are not covered by insurance and the Company is required to pay such amounts, the Company's financial condition could be materially adversely affected.

OFFICER EMPLOYMENT AGREEMENT

On January 3, 2001, the Company's new president and chief executive officer's employment agreement was effective. The Company accrued $70,000 in fiscal 2000 representing the pro rata portion of the compensation applicable to the new officer for the year ended March 31, 2000, and, in accordance with the new officer's employment agreement, $179,946 in fiscal 2001 applicable to the year ended March 31, 2001. Additionally, the Company issued 6,380,357 stock options to the new officer, at an exercise price of $0.22, which expire 10 years from the date of grant. 5,380,357 of the options vest over a three-year period and the remaining 1,000,000 options vest upon the achievement of specified milestones by the Company. The stock options issued to the new officer are non-qualified options and are not granted under the 1998 Omnibus Stock Incentive Plan (See Note 7).

LEASE COMMITMENTS

The Company's office facilities are located in Woodland Hills, California. The Company leases its facilities under a three-year non-cancelable operating lease scheduled to expire on January 31, 2002. Minimum future rental payments required over the remaining lease term are $33,368 in 2002. Rent expense for the years ended March 31, 2001 and March 31, 2000 are $40,643 and $38,620 respectively.


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

The Company is evaluating possible remedies to collect all amounts paid to WCCS in conjunction with this agreement. See Note 5 for a discussion of a Complaint filed against current or former officers and/or directors of the Company related to the rescission of this agreement.

During the period from inception (April 10, 1998) through March 31, 2001, the Company paid consulting fees of $79,544 to Allen for providing scientific expertise regarding the development of Cytolin(R), $192,000 pursuant to the Patent and Trademark License Agreement, and $30,000 in consulting fees in connection with the Phase I Testing of Cytolin(R). As of March 31, 2001, $3,500 of such fees were included in accounts payable.

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

During June 1999, the Company loaned CytoDyn $100,000 to facilitate payment by CytoDyn of certain legal and office expenses and to facilitate repayment to the Company by CytoDyn of previous advances. In February 2000, the Company loaned CytoDyn an additional $50,000 under the same terms and conditions as the original loan, as consideration for entering into the Conditional License Agreement (see Note 5). The loans bore interest at a rate of 8% per annum and were due, together with accrued interest, on or before February 23, 2001. If the loans and accrued interest were not paid by February 23, 2001, the loans plus accrued interest bear interest at a rate of 10% per annum going forward. The loans are secured by 450,000 shares of Company common stock, which are owned by CytoDyn. The loans were not paid on February 23, 2001 and CytoDyn has indicated that it would return the 450,000 shares. Accordingly, at March 31, 2001, the Company reserved $115,600 against the note receivable to reflect the fair market value of the collateral shares of the Company's stock.

7.  STOCK OPTIONS

In December 1998, the Company established the 1998 Omnibus Stock Incentive Plan ("the Plan") under which the Company may grant options for up to 7,133,970 shares of its common stock. Options granted under the Plan are generally exercisable for a period of ten years from the date of grant at an exercise price not less than the fair market value of the shares at the date of grant. Options granted under the Plan generally vest over a one to three year period from the date of the grant. At March 31, 2001, 5,298,580 shares were available for future grant under the Plan. Activity in the Plan during fiscal years 2001 and 2000 was as follows:

                                                                      OPTIONS OUTSTANDING
                                                                ------------------------------
                                                                                     WEIGHTED
                                                                                      AVERAGE
                                                                 NUMBER OF           PRICE PER
                                                                   SHARES              SHARE
                                                                ------------------------------
      Balance at March 31, 1999                                 2,432,684           $     0.42

      Granted                                                      50,000                 2.50
      Cancelled                                                  (927,462)                 .42
                                                                ------------------------------
      Balance at March 31, 2000                                 1,555,222           $     0.49

      Granted                                                     280,168                 0.22
      Cancelled                                                         -                    -
                                                                ------------------------------
      Balance at March 31, 2001                                 1,835,390           $     0.45
                                                                ------------------------------

At March 31, 2001, there were 1,541,538 options exercisable at weighted average exercise prices of $0.42. At March 31, 2000, there were 936,766 options exercisable at weighted average exercise prices of $0.42. The weighted average remaining contractual life of outstanding options at March 31, 2001 and 2000, was 9.5 and 8.9 years, respectively.

Effective January 3, 2001, the Company issued 6,380,357 non-qualified stock options to its new president and chief executive officer, at an exercise price of $0.22 which expire 10 years from the date of grant. 5,380,357 of the options vest over a three-year period and the remaining 1,000,000 options vest upon the achievement of specified milestones by the Company.

In April 1999, the Company issued 50,000 shares at an exercise price of $2.50 per share to five individuals in exchange for services on the Medical Advisory Board for a three-year period. During fiscal 2001, the Company recorded $3,833 in consulting expense relating to the Medical Advisory Board options granted. Compensation expense related to these options will be remeasured using the Black-Scholes option pricing model until such time the options are fully vested.

As of March 31, 2001, the Company also had additional outstanding and exercisable options for 1,426,794 common shares and warrants to purchase 515,308 shares of the Company's common stock which are exercisable at a price of $0.42 per share.

During the third and fourth quarter of fiscal year 2000, the Company modified the expiration dates of certain vested options in connection with the separation agreements with two former officers of the Company and recorded related non-cash compensation expense of $383,794.

Pro forma information regarding net loss and loss per share shown below was determined as if the Company had accounted for its stock options issuances under APB No. 25 in fiscal 1999 (no such issuances in fiscal 2000) under the fair value method of SFAS 123. The fair values of the fiscal 2001 and 1999 options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 6%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 50%; and expected lives of the options of 3.0 and
3.2 years, respectively. These assumptions resulted in weighted average fair values of $0.15 and $0.17 per share for stock options granted during fiscal 2001 and the period from April 10, 1998 to December 28, 2000.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company's stock options have characteristics significantly different from those of traded options such as vesting restrictions and extremely limited transferability.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the option vesting periods. The pro forma effect on net loss for the year ended March 31, 2001 is not representative of the pro forma effect on net income/(loss) in future years because the pro forma information in future years will reflect the amortization of a larger number of stock options granted in several succeeding years. The Company's pro forma information is as follows:



                                                                   YEARS ENDED MARCH 31,
                                                                 2000                2001
                                                                 ----                ----
      Pro forma net loss                                        ($2,120,382)       ($1,227,256)
      Pro forma loss per share
        Basic and Diluted                                          ($0.05)            ($0.03)


8.  PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following:


                                                                MARCH 31, 2000     MARCH 31, 2001
                                                                --------------     --------------
      Office furniture and equipment                            $    30,568         $    31,034
      Leasehold improvements                                          4,507               4,507
                                                                -----------         -----------
                                                                     35,075              35,541

      Less accumulated depreciation and amortization                 11,600              23,452
                                                                -----------         -----------
                                                                $    23,475         $    12,089
                                                                ===========         ===========