Form 10QSB
period 2001-12-31
AMERIMMUNE PHARMACEUTICALS INC
filed 2002-02-28
CIK 818808

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                               FORM 10-QSB

[ x ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  December 31, 2001

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

             2325 Renaissance Drive, Las Vegas, Nevada 89119
---------------------------------------------------------------------------
                (Address of Principal Executive Offices)

                             (805) 497-7252
--------------------------------------------------------------------------
            (Issuer's Telephone Number, Including Area Code)

    21550 Oxnard Street, Suite 830,  Woodland Hills, California 91367
--------------------------------------------------------------------------
          (Former Name, Former Address and Former Fiscal Year,
                      if Changed Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No
    -------      -------

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF FEBRUARY 12, 2002, 34,644,609 SHARES OF THE ISSUER'S COMMON STOCK, $0.05 PAR VALUE PER SHARE, WERE OUTSTANDING.

Transitional Small Business Disclosure Format (check one):

Yes           No    X
    -------      -------

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


PART I                    FINANCIAL INFORMATION                    PAGE NO.

Item 1. Financial Statements:

Consolidated Balance Sheets - March 31, 2001 and December 31, 2001
(unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .2

Consolidated Statements of Operations - for the Three Months Ended
December 31, 2000 and 2001 (unaudited) . . . . . . . . . . . . . . . . .3

Consolidated Statements of Operations - for the Nine Months Ended
December 31, 2000 and 2001 and cumulative amounts from inception through December 31, 2001 (unaudited). . . . . . . . . . . . . . . . . .4

Consolidated Statements of Cash Flows - for the Nine Months Ended
December 31, 2000 and 2001 and cumulative amounts from inception through December 31, 2001 (unaudited). . . . . . . . . . . . . . . . . .5

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

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 19

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 20

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22

PART I              AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED BALANCE SHEETS
ITEM 1. FINANCIAL STATEMENTS



                                 ASSETS

                                                    MARCH 31, 2001    DECEMBER 31, 2001
CURRENT ASSETS                                        (AUDITED)          (UNAUDITED)
                                                    --------------    -----------------
CURRENT ASSETS
  Cash and cash equivalents                          $    215,810        $     29,508
  Other current assets                                     18,728              12,366
                                                     ------------        ------------

          TOTAL CURRENT ASSETS                            234,538              41,874
                                                     ------------        ------------

PROPERTY AND EQUIPMENT, NET                                12,089               3,137
                                                     ------------        ------------

OTHER ASSETS
  Deposits                                                  3,040               3,040
                                                     ------------        ------------

          TOTAL ASSETS                               $    249,667        $     48,051
                                                     ============        ============

            LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Accounts payable                                   $     16,860        $     60,183
  Accrued liabilities                                     249,946             404,946
                                                     ------------        ------------

          TOTAL CURRENT LIABILITIES                       266,806             465,129
                                                     ------------        ------------

COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS' EQUITY (DEFICIENCY)
  Preferred stock $0.10 par value, 50,000,000
    shares authorized, no shares issued or
    outstanding                                                 -                   -
  Common stock $0.05 par value, 100,000,000
    shares authorized, 43,042,856 and 33,264,252
    shares issued and outstanding at March 31 and
    December 31, respectively                           2,152,143           2,152,143
  Additional paid-in-capital                            3,094,099           3,976,920
  Note receivable from affiliate, net                     (54,048)            (66,876)
  Deficit accumulated during the development stage     (5,209,333)         (6,479,265)
                                                     ------------        ------------

          TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)         (17,139)           (417,078)
                                                     ------------        ------------
          TOTAL LIABILITIES AND SHAREHOLDERS'
            EQUITY (DEFICIENCY)                      $    249,667        $     48,051
                                                     ============        ============

See accompanying notes

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 2001
                               (unaudited)



                                                    THREE MONTHS         THREE MONTHS
                                                       ENDED                ENDED
                                                  DECEMBER 31, 2000    DECEMBER 31, 2001
                                                  -----------------    -----------------
COSTS AND EXPENSES
  Research and development                           $     53,146         $    154,026
  General and administrative                              147,806              492,185
                                                     ------------         ------------

          OPERATING LOSS                                 (200,952)            (646,211)


OTHER INCOME (EXPENSE)
  Interest income                                          15,632                8,815
  Interest expense                                         (2,913)                (239)
                                                     ------------         ------------

                                                           12,719                8,576
                                                     ------------         ------------

LOSS BEFORE PROVISION
  FOR INCOME TAXES                                       (188,233)            (637,635)

PROVISION FOR INCOME TAXES                                      -                    -
                                                     ------------         ------------

NET LOSS                                             $   (188,233)        $   (637,635)
                                                     ============         ============

NET LOSS PER COMMON SHARE - BASIC
  AND DILUTED                                        $     (0.004)        $      (0.02)
                                                     ============         ============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING - BASIC AND DILUTED                      43,042,856           33,264,252
                                                     ============         ============





See accompanying notes

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 AND 2001
     AND CUMULATIVE AMOUNTS FROM APRIL 10, 1998 (Date of Inception)
                        THROUGH DECEMBER 31, 2001
                               (unaudited)



                                         NINE MONTHS         NINE MONTHS       CUMULATIVE
                                            ENDED               ENDED         AMOUNTS FROM
                                      DECEMBER 31, 2000   DECEMBER 31, 2001    INCEPTION
                                      -----------------   -----------------    ---------
COSTS AND EXPENSES
  Research and development               $    245,345       $    393,996      $  2,053,904
  General and administrative                  485,924            887,686         4,567,496
                                         ------------       ------------      ------------

          OPERATING LOSS                     (731,269)        (1,281,682)       (6,621,400)

OTHER INCOME (EXPENSE)
  Interest income                              43,317             15,113           165,375
  Interest expense                             (4,730)            (1,763)          (17,640)
                                         ------------       ------------      ------------

                                               38,587             13,350           147,735
                                         ------------       ------------      ------------

LOSS BEFORE PROVISION
  FOR INCOME TAXES                           (692,682)        (1,268,332)       (6,473,665)

PROVISION FOR INCOME TAXES                      1,600              1,600             5,600
                                         ------------       ------------      ------------

NET LOSS                                 $   (694,282)      $ (1,269,932)     $ (6,479,265)
                                         ============       ============      ============

NET LOSS PER COMMON SHARE - BASIC
  AND DILUTED                            $      (0.02)      $      (0.03)
                                         ============       ============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING - BASIC AND DILUTED          43,042,856         39,522,559
                                         ============       ============



See accompanying notes

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 AND 2001
     AND CUMULATIVE AMOUNTS FROM APRIL 10, 1998 (Date of Inception)
                        THROUGH DECEMBER 31, 2001
                               (unaudited)

                                         NINE MONTHS         NINE MONTHS       CUMULATIVE
                                            ENDED               ENDED         AMOUNTS FROM
                                      DECEMBER 31, 2000   DECEMBER 31, 2001    INCEPTION
                                      -----------------   -----------------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                               $   (694,282)      $ (1,269,932)     $ (6,479,265)

ADJUSTMENTS TO RECONCILE NET LOSS
 TO NET CASH USED BY OPERATING ACTIVITIES
  Noncash transactions:
  Depreciation and amortization                 8,835              8,952            32,404
  Reserve for note receivable from
    affiliate                                       -                  -           115,600
  Fair value of stock and an option issued
    in exchange for services and
    trademark rights                                -                  -           814,000
  Fair value of stock issued to prospective
    officers                                        -                  -           142,500
  Fair value of stock transferred to a
    prospective officer by a principal
    shareholder                                     -                  -            90,000
  Fair value of stock and an option
    transferred by a principal shareholder
    in exchange for services                        -                  -           452,000
  Fair value of stock options issued in exchange
    for services                                    -                  -             9,996
  Modification of stock options                     -                  -           383,794
  Fair value of warrant issued in exchange
    for stock options                                            382,821           382,821
  Changes in assets and liabilities:
   Other current assets                        23,973              6,361           (12,367)
   Deposits                                         -                  -            (3,040)
   Accounts payable and accrued expenses       27,720            198,323           465,129
                                         ------------       ------------      ------------
  Total adjustments                            60,528            596,457         2,872,837
                                         ------------       ------------      ------------
     NET CASH USED BY OPERATING ACTIVITIES   (633,754)          (673,475)       (3,606,428)
                                         ------------       ------------      ------------



CASH FLOWS FROM INVESTING ACTIVITIES
  Sales of marketable securities              618,360                  -                 -
  Purchases of property and equipment            (466)                 -           (35,541)
  Loan to an affiliate                         (9,167)           (12,827)         (182,475)
                                         ------------       ------------      ------------
     NET CASH PROVIDED BY (USED IN)
       INVESTING ACTIVITIES                   608,727            (12,827)         (218,016)
                                         ------------       ------------      ------------



Continued on next page

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 AND 2001
     AND CUMULATIVE AMOUNTS FROM APRIL 10, 1998 (Date of Inception)
                        THROUGH DECEMBER 31, 2001
                               (unaudited)




                                         NINE MONTHS         NINE MONTHS       CUMULATIVE
                                            ENDED               ENDED         AMOUNTS FROM
                                      DECEMBER 31, 2000   DECEMBER 31, 2001    INCEPTION
                                      -----------------   -----------------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from sale of common
    stock and warrants                              -            500,000         3,853,952
                                         ------------       ------------      ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                            (25,027)          (186,302)           29,508
                                         ------------       ------------      ------------

CASH AND CASH EQUIVALENTS,
 Beginning of Period                          522,649            215,810                 -
                                         ------------       ------------      ------------
CASH AND CASH EQUIVALENTS,
 Ending of Period                        $    497,622       $     29,508      $     29,508
                                         ============       ============      ============


See accompanying notes

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 2001

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

BASIS OF PRESENTATION AND MANAGEMENT PLAN

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-QSB on the basis of a going concern. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the nine months ended December 31, 2001 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the period ended March 31, 2001 as filed with the Securities and Exchange Commission. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company is a development stage pharmaceutical research company and has not generated any revenues from operations for the period from April 10, 1998 (the date that British Lion commenced operations) through December 31, 2001. The Company has devoted substantially all of its resources to the acquisition of a license, research and development of Cytolin(R), and expenses related to the startup of its business. The Company has been unprofitable since inception and expects to incur substantial additional operating losses for the next twelve months, as well as for the next few years, as it increases expenditures on its research and development activities and allocates significant and increasing resources to clinical testing, marketing and other activities.

The Company commenced a tolerability study for Cytolin(R) after a clinical protocol was sanctioned by the Food and Drug Administration ("FDA") and the bulk drug has been manufactured, tested, packaged, and released for clinical use. The Company has completed the submission of related manufacturing records to the FDA.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company estimates that it will require significant additional funding over the next three years to continue operations and to successfully complete the FDA approval process for Cytolin(R). The Company believes that additional funds will be needed to fund operations after May 31, 2002. The Company has established plans designed to increase the capitalization of the Company and is actively seeking additional capital that will provide funds needed to increase the internal growth of the Company in order to fully implement its business plans. There can be no assurances that such additional capital will be available to the Company on favorable terms, if at all. The failure of the Company to obtain additional funding if and when required would have a material adverse effect on the Company's ability to fulfill its business plan, continue its operations and meet its financial commitments.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents. At December 31, 2001, substantially all cash and cash equivalents were on deposit with one financial institution.

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

During fiscal 1999, the Company accrued research and development expenses of $166,000 in connection with the minimum payments due to Allen through February 23, 2001. The payments were discounted to their fair value of $166,000 by applying an imputed interest rate of 8% to future cash outflows. As of December 31, 2001, all of the minimum payments had been made to Allen.

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

In consideration for entering into the Conditional License Agreement, the Company advanced CytoDyn an additional $50,000 pursuant to the terms of a Loan Agreement which was previously entered into whereby the Company loaned CytoDyn $100,000 (See Note 4). At December 31, 2001 and March 31, 2001, the note receivable of $150,000, which is collateralized by shares of the Company's stock, plus accrued interest of $32,476 at December 31, 2001 and $19,648 at March 31, 2001, was classified as a reduction of shareholders' equity. At December 31, 2001 and March 31, 2001, the Company reserved $115,600 against the note receivable and accrued interest to reflect the fair market value of the collateral shares of the Company's stock.

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

During the period from inception (April 10, 1998) through December 31, 2001, the Company paid consulting fees of $88,042 to Allen for providing scientific expertise regarding the development of Cytolin(R), $264,844 pursuant to the Patent and Trademark License Agreement, and $30,000 in consulting fees in connection with the Phase I Testing of Cytolin(R).

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

During June 1999, the Company loaned CytoDyn $100,000 to facilitate payment by CytoDyn of certain legal and office expenses and to facilitate repayment to the Company by CytoDyn of previous advances. In February 2000, the Company loaned CytoDyn an additional $50,000 under the same terms and conditions as the original loan, as consideration for entering into the Conditional License Agreement (see Note 3). The loans bore interest at a rate of 8% per annum and were due, together with accrued interest, on or before February 23, 2001. If the loans and accrued interest were not paid by February 23, 2001, the loans plus accrued interest bear interest at a rate of 10% per annum going forward. The loans are secured by 450,000 shares of Company common stock, which are owned by CytoDyn. The loans were not paid on February 23, 2001 and CytoDyn has indicated that it would return the 450,000 shares. Accordingly, at December 31, 2001 and March 31, 2001, the Company reserved $115,600 against the note receivable and accrued interest to reflect the fair market value of the collateral shares of the Company's stock.


5.  ISSUANCE OF WARRANTS

In July 2001, the Company entered into a Warrant Purchase Agreement ("Warrant Agreement") with Maya LLC ("Maya"), a limited liability company of which Rex H. Lewis ("Lewis"), the Company's president and chief executive officer, is the manager. The Warrant Agreement stipulates that Maya will purchase an initial warrant for $125,000 and will be entitled to purchase additional warrants in up to three separate closings of no less than $125,000 per closing during the 12-month period ending in July 2002. Each warrant has an exercise price of $.20 per share of common stock, and expires 10 years from the date of issuance of the warrant. The number of shares of common stock underlying each warrant has been calculated using a valuation prepared by an independent valuation consultant, and it has been determined that each warrant to purchase one share of common stock had a value of $.02.

As of December 31, 2001, Maya had purchased $500,000 of warrants pursuant to the Warrant Agreement, and accordingly, warrants to purchase an aggregate of 25,000,000 shares of the Company's common stock have been issued to Maya.

The Company has previously granted to Lewis, options to purchase up to 6,380,357 shares of common stock of the Company at an exercise price of $0.22 per share. In November 2001, the Company entered into an agreement with Lewis whereby he agreed to cancel the existing options in exchange for a warrant to purchase up to 6,380,357 shares of the Company's common stock at an exercise price of $0.22. The value of the warrant was calculated to be $382,821, using the Black-Scholes pricing model. In connection with this transaction the Company recorded a non-cash general and administrative expense of $382,821. In December 2001 Lewis assigned the warrant to Maya.

6.  SUBSEQUENT EVENT

In February 2002, Maya exercised its right under the Warrant Agreement, discussed above, to purchase 1,380,357 shares of the Company's common stock at an exercise price of $.20 per share for a total price of $276,071.

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

Plan of Operation
-----------------

     The Company (for purposes of this section, the term the "Company" includes the predecessor entity to its current operations, British Lion) is a development stage pharmaceutical research company and has not generated any revenues from operations for the period from April 10, 1998 (the date that British Lion commenced operations) through December 31, 2001. The Company is engaged in the pharmaceutical research business with the primary purpose of developing Cytolin(R), a drug designed to protect the immune system, especially in patients suffering from Human Immunodeficiency Virus
(HIV). The Company believes that Cytolin(R) may be an important drug for the growing number of patients who have not been receiving treatment, for those who are on multi-drug therapy, and for those who have become resistant to drugs currently used to treat the HIV/AIDS virus. The Company intends to seek governmental approval from the Food and Drug Administration ("FDA") for Cytolin(R). The Company has devoted substantially all of its resources to the acquisition of a license, research and development of Cytolin(R), and expenses related to the startup of its business. The Company has been unprofitable since inception and expects to incur substantial additional operating losses for the next twelve months, as well as for the next few years, as it increases expenditures on research and development and allocates significant and increasing resources to clinical testing, marketing and other activities.

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

     The Company estimates that it will require significant additional funding over the next three years in order to continue operations and to successfully complete the FDA approval process for Cytolin(R). The Company believes that additional funds will be needed to fund operations after May 31, 2002. There can be no assurances that such additional capital will be available to the Company on favorable terms, if at all. The failure of the Company to obtain additional funding if and when required would have a material adverse effect on the Company's ability to fulfill its business plan, continue its operations and meet its financial commitments.


Results of Operations
---------------------

     For the three months ended December 31, 2001, the Company incurred $154,026 in research and development expenses, $492,185 in general and administrative expenses and earned $8,576 in interest income net of interest expense, resulting in a net loss of $637,635. The expenses incurred during this period relate primarily to commencement of research activities, regulatory and administrative expenses.

     For the three months ended December 31, 2000, the Company incurred $53,146 in research and development expenses, $147,806 in general and administrative expenses and earned $12,719 in interest income net of interest expense, resulting in a net loss of $188,233. The expenses incurred during this period relate primarily to commencement of research activities, regulatory and administrative expenses.

     For the nine months ended December 31, 2001, the Company incurred $393,996 in research and development expenses, $887,686 in general and administrative expenses and earned $11,750 in interest income net of taxes and interest expense, resulting in a net loss of $1,269,932. The expenses incurred during this period relate primarily to commencement of research activities, regulatory and administrative expenses.

     For the nine months ended December 31, 2000, the Company incurred $245,345 in research and development expenses, $485,924 in general and administrative expenses and earned $36,987 in interest income net of taxes and interest expense, resulting in a net loss of $694,282. The expenses incurred during this period relate primarily to commencement of research activities, regulatory and administrative expenses.

     From April 10, 1998 (date of inception) to December 31, 2001, the Company incurred $2,053,904 in research and development expenses, $4,567,496 in general and administrative expenses and earned $142,135 in interest income net of taxes and interest expense, resulting in a net loss of $6,479,265 (which included significant non-cash, general and administrative expenses aggregating $1,498,500 related primarily to issuance of securities in exchange for services for the period ended March 31, 1999). The expenses incurred during inception to December 31, 2001 relate primarily to the commencement of business operations, the acquisition of a license, fundraising activities and merger expenses.

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


Capital Resources and Liquidity
-------------------------------

     From the commencement of operations of April 10, 1998 to December 31, 2001, the Company had no operating revenues and incurred net losses of $6,479,265. At December 31, 2001, the Company had negative working capital of $423,255. The Company requires significant capital to conduct the research and development and preclinical and clinical testing of Cytolin(R) that is necessary in order to complete the FDA approval process.
Management of the Company does not expect to generate revenue from operations within the next year. The Company believes that additional funds will be needed to fund operations after May 31, 2002. There can be no assurance that such additional capital will be available to the Company on favorable terms, if at all. The failure of the Company to obtain additional funding if and when required would have a material adverse effect on the Company's ability to fulfill its business plan, continue its operations and meet its financial commitments.

     In October 1998, the Company entered into a Patent and Trademark License Agreement (the "License Agreement") with Three R. The Company was granted an irrevocable, exclusive, worldwide license to use all present and future patent rights, knowledge and background technology owned by Three R relating to the product, Cytolin(R). In addition, the License Agreement granted the Company a sublicense to the trademark Cytolin(R). The License Agreement was consummated simultaneously with the Company's acquisition of British Lion. The Company issued 21,936,981 shares of its common stock at $.001 per share to Three R upon execution of the License Agreement, and the Company also agreed to assume Three R's obligations to pay Mr. Allen $1,350,000, payable monthly over a fifteen year period, and fees of $10,000 per year for consulting services under the agreements discussed above between Three R and Mr. Allen. In May 2001, Mr. Allen and CytoDyn NM may have been assigned all of Three R's rights, title, and interest in, to and under the License Agreement pursuant to a settlement agreement among Mr. Allen, CytoDyn NM and Three R. See Note 3 to Unaudited Consolidated Financial Statements contained in Item 1. of Part I of this Form 10-QSB for a description of these agreements and certain potential disputes. The Company could abandon its patent rights with no further obligations after minimum payments aggregating $180,000 to Mr. Allen, with one year's notice. At December 31, 2001, all of the minimum payments had been made to Mr. Allen.

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

10.4 Subscription, Share Restriction and Proxy Agreement between British Lion Medical, Inc. and Allen D. Allen, dated October 23, 1998. (2)

10.5 Versailles Capital Corporation 1998 Omnibus Stock Incentive Plan as amended and restated through February 23, 1999.(4)

10.6 Conditional License Agreement between Allen D. Allen, CytoDyn of New Mexico, Inc. and Amerimmune, Inc., dated February 24, 2000.(5)

10.7 Warrant Purchase Agreement between Amerimmune Pharmaceuticals, Inc. and Maya LLC (a limited liability company of which Rex H. Lewis, the Company's president and chief executive officer is the manager), dated July 13, 2001.(6)

10.8 Exchange Agreement and Warrant to Purchase Shares of Common Stock between Amerimmune Pharmaceuticals, Inc. and Rex H. Lewis, dated November 15, 2001.

16.0      Letter on change in certifying accountant. (7)

________________________________________
(1) Incorporated by reference to the Registrant's Registration Statement on Form 10-SB, Registration No. 0-22865, as filed with the Commission on July 22, 1997, and amended on Form 10-SB/A-1, filed with the Commission on February 25, 1998.

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

(b) Reports on Form 8-K
-----------------------

     During the three months ended December 31, 2001, the Company filed no Current Reports on Form 8-K.

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


                              AMERIMMUNE PHARMACEUTICALS, INC.



     Signatures                      Title                   Date
     ----------                      -----                   ----

                              Chairman of the Board
/s/ O.B Parrish                   and Director          February 26, 2002
-------------------------
O.B. Parrish


/s/ Deborah Garrett Kalof     Chief Financial Officer   February 26, 2002
-------------------------
Deborah Garrett Kalof, M.B.A., C.P.A.