Form 10KSB
period 2002-03-31
AMERIMMUNE PHARMACEUTICALS INC
filed 2002-06-28
CIK 818808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-KSB

[ X ]  Annual report under Section 13 or 15(d) of the Securities Exchange
          Act of 1934 for the fiscal year ended: March 31, 2002
          -----------------------------------------------------

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

                         2325A Renaissance Drive
                         Las Vegas, Nevada 89119
                         -----------------------
           (Address of principal executive offices) (Zip code)


                Issuer's telephone number: (805) 497-7252


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

   Aggregate market value of voting stock held by non-affiliates as of
                        June 18, 2002 $1,228,457
                                       ----------

Shares of Common Stock, $.05 par value, outstanding as of June 18, 2002:
                               34,644,609
                               ----------

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

Item 5. Market for Common Equity Stock and Related Stockholder
           Matters . . . . . . . . . . . . . . . . . . . . . . . . . . 16

Item 6. Management's Discussion and Analysis or Plan of Operation. . . 17

Item 7. Financial Statements . . . . . . . . . . . . . . . . . . . . . 20

Item 8. Changes In and Disagreements With Accountants on Accounting
           and Financial Disclosure. . . . . . . . . . . . . . . . . . 20


PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act . . . . . 21

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

     First described as an infectious disease in the early 1980s, HIV is believed to have infected over 35 million persons worldwide and about 900,000 in the United States. This retrovirus infects some of the body's immune system cells and eventually causes the immune system to damage itself, reducing the ability of the immune system to protect the body against fungal, bacterial, parasitic and viral organisms, as well as several types of cancer. The medical community generally believes that most people who become infected with HIV will eventually develop AIDS and die.

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

     In August 1998, Mr. Allen and CytoDyn NM entered into a Termination, Sale and Shareholder Agreement with Three R Associates, Inc., a California corporation that was subsequently merged with and into New 3R Associates, LLC, a California limited liability company (collectively, "Three R"), wherein: (i) CytoDyn NM agreed to relinquish the exclusive license to Cytolin(R) in exchange for 600,000 shares of British Lion's stock; and, (ii) Mr. Allen agreed to sell all United States patent and foreign patent rights and technological know-how underlying the drug, Cytolin(R) to Three R, in exchange for $1,350,000, payable monthly over a fifteen year period, with a provision that Three R could abandon their patent rights with no further obligations after minimum payments aggregating $180,000.

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

     In February 2000, the Company entered into a Conditional License Agreement with Mr. Allen and CytoDyn NM which is designed to preserve the Company's rights to the technology in the event that the technology that is the subject of both the Termination, Sale and Shareholder Agreement between Three R, Mr. Allen and CytoDyn NM, and the License Agreement, in the event that Three R's rights to such technology reverted to or was acquired by Mr. Allen and CytoDyn NM. The Conditional License Agreement further stipulates that any and all Company stock, awarded or returned to Mr. Allen or CytoDyn NM as a result of the dispute between Mr. Allen, CytoDyn NM and Three R, be returned immediately by Mr. Allen to the Company.

     In May 2001, the dispute between Mr. Allen, CytoDyn NM and Three R
was settled.   As a result of the settlement, Allen and CytoDyn acquired
9,778,604 shares of the Company's common from Three R and all of Three R's rights, title, and interest in, to and under the License Agreement and the Termination, Sale and Shareholder Agreement were claimed by Mr. Allen and CytoDyn NM to have been assigned to Mr. Allen and CytoDyn NM. Mr. Allen and CytoDyn claimed that as a result of the settlement, the Conditional License Agreement became operative. If operative, the terms of the Conditional License Agreement obligate the Company to pay
Mr. Allen and CytoDyn as successor Licensor pursuant to the terms of the License Agreement.

     In September 2001, the Company, Allen and CytoDyn entered into an agreement whereby Allen and CytoDyn transferred the 9,778,604 shares of the Company's common stock received from Three R, to the Company for cancellation, and the Company paid $40,000 to Allen and CytoDyn for settlement of any claims for payment of fees and costs incurred with acquiring the shares from Three R.

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

The Current Status of FDA Approval/Proposed Research and Development Plan
-------------------------------------------------------------------------

     In November 2001, the Company announced the completion of a Phase Ia study, conducted in 13 subjects suffering from HIV/AIDS, which found Cytolin(R) to be safe and well tolerated across a narrow dose range. The initial safety study, which consisted of two single escalating doses of 0.05mg and 0.1mg/kg body weight, affirmed the safety and tolerability of the drug in these lower dose groups as well as preliminary efficacy in lowering the concentration of HIV and increasing T-cell counts in the study's patient population with no serious or severe adverse events reported. The data was presented as an abstract and poster session, entitled "Phase I Study of Anti-LFA-1 Monoclonal Antibody (Cytolin(R)) in Adults with HIV Infection" at the 9th Conference on Retroviruses and Opportunistic Infections held in Seattle, Washington on February 24-28, 2002.

     In January 2002, following the completion and favorable early results from the Phase Ia clinical trial and approval from the FDA, the Company announced that a Phase 1b human clinical trial was in process to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics, and activity of escalating doses of Cytolin(R) in adults with HIV infection. The Phase 1b protocol calls for the administration of significantly higher, single, escalating doses. Dose-ranges were determined through extensive research, laboratory testing and refinement of a cell saturation assay. This assay will enable pharmacokinetic and pharmacodynamic specimens to be analyzed and will provide the Company with data to identify a therapeutic dose and interval of administration for future studies.

     At the same time, the Company also reported the development of a biological activity assay, which it believes could represent a significant event for the Company. The assay provides a standard by which the bioactivity over time or "shelf life," of all future manufactured lots of Cytolin(R) can be measured and offers consistent and scientifically based biological stability and equivalency data.

     Following the conclusion of the Phase Ib study, which the Company anticipates will be concluded in approximately six to eight months (and assuming favorable results of such study), the FDA may grant approval to conduct the Phase II study. Upon completion of the Phase Ib study and with FDA approval, the Company will initiate a Phase II study to determine if the drug is effective for a wide range of patients and what side effects, if any, exist. Additional studies may be required. Should one or more additional studies be required, these studies will involve more patients at a number of sites and will be designed to add data about Cytolin(R)'s effectiveness, side-effects and appropriate use. An NDA will be filed with the FDA as soon as feasible after all the information is assembled and analyzed including the last required study. Approval of an NDA will permit the Company to market Cytolin(R) through normal channels.

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

Patents
-------

     Cytolin(R) is protected by the following United States Method
Patents: Patent #5,424,066 granted June 13, 1995 to Mr. Allen; and Patent #5,651,970 granted July 29, 1997 to Mr. Allen, each of which will expire 17 years from the date of grant. In addition, the Company has and may in the future apply for additional patents with respect to the technology owned, licensed, improved or developed by it. For a description of certain patent risks that the Company is currently subject to, see Risk Factors "Patent and trade secret uncertainty."

Employees
---------

     As of March 31, 2002, the Company had one full-time employee at its office facility in Westlake Village, California. The Company believes its employee relations are good.

Risk Factors
------------

CLINICAL TRIAL RESULTS ARE UNPREDICTABLE

     Before obtaining regulatory approval for the commercial sale of any of its products under development, the Company must demonstrate through preclinical studies and clinical trials that a product is safe and efficacious for use in each target indication. The Company's development efforts will be centered on the development of a new drug for patients suffering from HIV. The Company commenced initiation of its clinical trials with respect to Cytolin(R) in February 2000. No assurance can be given as to the ability of the Company to complete these trials or any other clinical testing on a timely basis or at all. In addition, no assurance can be given as to the results of such trials with respect to the safety or efficacy of Cytolin(R) or any other drug. Moreover, the results for the required preclinical studies and initial clinical trials of Cytolin(R) or any other drug may not be predictive of results that will be obtained in large-scale testing. In addition, the Company can provide no assurance that it will view the results of testing Cytolin(R) or any other drug as sufficient to support continuing development of the proposed drug. Many biopharmaceutical companies have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. Because the Company has only one product in development, any adverse results from the Company's clinical trials would significantly adversely affect the Company's prospects and could result in a complete loss of value in the trading price of the Company's Common Stock.

EARLY STAGE COMPANY WITH NO REVENUES AND A HISTORY OF LOSES; SUBSTANTIAL DOUBTS AS TO ABILITY TO CONTINUE AS A GOING CONCERN

     The Company has not yet generated any operating revenues. The Company has incurred losses since inception and has an accumulated deficit of $6,724,246 through March 31, 2002, and the Company expects to incur losses in the future. The Company cannot predict when marketing approvals for Cytolin(R) will be obtained, if ever. Even if such approvals are obtained, there can be no assurance that Cytolin(R) will be successfully commercialized.

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

PATENT AND TRADE SECRET UNCERTAINTY

     Patents, trademarks, copyrights and other proprietary rights are important to the Company's success and competitive position. Due to the length of time and expense associated with bringing new pharmaceutical products to market, there are benefits associated with acquiring products that are protected by existing patents or for which patent protection can be obtained. The Company has obtained a license for the exclusive, irrevocable, worldwide patent rights to develop and market Cytolin(R). However, it is possible that CytoDyn NM and/or Mr. Allen may claim that the Company's license rights are pursuant only to the Conditional License Agreement with Allen Allen and CytoDyn NM, the inventor of the technology, and not pursuant to the License Agreement with Three R. Mr. Allen and CytoDyn have indicated that they believe the Company is in breach of its obligations under the Conditional License Agreement. See
Item 3. Legal Proceedings contained in Part I of this Form 10-KSB. In the event that Mr. Allen and CytoDyn seek to and successfully terminate the Company's rights under the Conditional License Agreement and also prevail on any claim that the Company no longer has rights under the License Agreement between the Company and Three R, the Company would not have any rights to the licensed technology and its business would be materially and adversely affected.

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

     Substantially all of the Company's recent financing has been obtained from the exercise of warrants to purchase common stock acquired by Maya LLC, an affiliate of the Company's President and CEO. There can be no assurance that such financing will continue.

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

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's office facilities are located in Westlake Hills, California. The Company leases its facilities under the terms of a one-year non-cancelable operating lease agreement expiring in 2003. Under this agreement, the base rent for this facility is approximately $17,400 annually.

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

     The Company has been informed that the defendants intend to vigorously contest the allegations of the Complaint. To the extent that the costs of the defense and any damages resulting from the Action are not covered by insurance and the Company is required to pay such amounts, the Company's financial condition could be materially adversely affected. The matter has been ordered to arbitration which has not yet commenced.

     In June 2001, the Company received notice of a claim from CytoDyn NM and Allen that, pursuant to the Conditional License Agreement among them, the Company has breached an alleged obligation under the Conditional License Agreement to allow him to inspect the Company's manufacturing processes. In June 2002, the Company received a claim from CytoDyn and Al Allen asserting that: (1) Amerimmune no longer has rights to the technology pursuant to the Patent and Trademark License Agreement with Three R; (2) the only rights Amerimmune has to the technology result from the Conditional License Agreement; and (3) Amerimmune has breached the Conditional License Agreement by failing to pay for the costs of patent applications in Europe and by not allowing Mr. Allen to inspect Amerimmune's manufacturing processes. The Company has disputed Mr. Allen's allegation that it has no rights to the technology from the Patent and Trademark License Agreement with Three R. Mr. Allen's alleged inspection rights and his allegations regarding the consequences of the Company's decision not to pursue or pay the costs of certain European patent applications. In the event that Mr. Allen and CytoDyn NM are successful in any efforts to terminate the Conditional License Agreement, the License Agreement with Three R and/or any other rights of the Company to utilize the technology that is the subject of such agreement, the Company's business, financial position and prospects would be materially and adversely affected.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2002.

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

                                          High           Low
1999 Fiscal Year                          Bid            Bid
----------------                          ---            ---

Fourth Quarter                            $3.1250        $1.1250

2000 Fiscal Year
----------------

First Quarter                             $2.5625        $1.9375

Second Quarter                            $2.2500        $1.2500

Third Quarter                             $1.5625        $0.6250

Fourth Quarter                            $3.1250        $1.0000

2001 Fiscal Year
----------------

First Quarter                             $1.2500        $0.3750

Second Quarter                            $0.9063        $0.5313

Third Quarter                             $0.6250        $0.1875

Fourth Quarter                            $0.6250        $0.2188

2002 Fiscal Year
----------------

First Quarter                             $0.2187        $0.0750

Second Quarter                            $0.1000        $0.0600

Third Quarter                             $0.1900        $0.0600

Fourth Quarter                            $0.7100        $0.1900

2003 Fiscal Year (through June 18, 2002)  $0.2500        $0.0700
----------------------------------------

     On June 18, 2002, the last reported bid and asked prices for the Common Stock were $0.07 and $0.11, respectively.

Holders
-------

     As of March 31, 2002, the Company had approximately 650 holders of record of the Company's Common Stock.

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

Issuance of Warrants
--------------------

     In July 2001, the Company entered into a Warrant Purchase Agreement ("Warrant Agreement") with Maya LLC ("Maya"), a limited liability company of which Rex H. Lewis, ("Lewis".) the Company's president and chief executive officer, is the manager. The Warrant Agreement stipulates that Maya will purchase an initial warrant for $125,000 and will be entitled to purchase additional warrants in up to three separate closings of no less than $125,000 per closing during the 12-month period ending in July 2002. Each warrant has an exercise price of $.20 per share of common stock, and expires 10 years from the date of issuance of the warrant. The number of shares of common stock underlying each warrant has been calculated using a valuation by an independent valuation consultant, and it has been determined that each warrant to purchase one share of common stock had a value of $.02.

     As of March 31, 2002, Maya had purchased $500,000 of warrants pursuant to the Warrant Agreement, and accordingly, warrants to purchase an aggregate of 25,000.000 have been issued to Maya. In February 2002, Maya exercised its right to purchase 1,380,357 shares of the Company's common stock at an exercise price of $.20 per share for a total price of $276,071.

     In November of 2001, the Company entered into an agreement with Lewis whereby he agreed to cancel options which were granted to him as part of his initial employment agreement (See Item 10 Executive Compensation - Employment Contracts) in exchange for a warrant to purchase up to 6,380,357 shares of the Company's common stock at an exercise price of $0.22. In December 2001, Lewis assigned the warrant to Maya.

     Each of the issuances of warrants and shares of the Company's common stock described above were made pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

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

Plan of Operation
-----------------

     The Company (for purposes of this section, the term the "Company" includes the predecessor entity to its current operations, British Lion) is a development stage pharmaceutical research company and has not generated any revenues from operations for the period from April 10, 1998 (the date that British Lion commenced operations) through March 31, 2002. The Company is engaged in the pharmaceutical research business with the primary purpose of developing Cytolin(R), a drug designed to protect the immune system, especially in patients suffering from Human Immunodeficiency Virus (HIV). The Company believes that drugs being developed by the Company may be important for the growing number of patients who have not been receiving treatment, for those who are on multi-drug therapy, and for those who have become resistant to drugs currently used to treat the HIV/AIDS virus. The Company intends to seek governmental approval from the Food and Drug Administration ("FDA") for Cytolin(R) and/or any other drugs developed by the Company. The Company has devoted substantially all of its resources to the acquisition of a license, research and development of Cytolin(R), and expenses related to the startup of its business. The Company has been unprofitable since inception and expects to incur substantial additional operating losses for the next twelve months, as well as for the next few years, as it increases expenditures on research and development and allocates significant and increasing resources to clinical testing, marketing and other activities.

     In November and December 1998, the Company sold 1,426,790 shares of its common stock (at approximately $0.21 per share), for gross proceeds of $300,000, to certain accredited investors in a private placement. In December 1998, the Company began a second private placement of common stock to accredited investors, which was completed on February 22, 1999. The second private placement was made on a minimum/maximum "best efforts" basis. The Company raised the maximum amount of gross proceeds of $3,210,000 (7,633,364 common shares at approximately $0.42 per share) and paid cash offering expenses of $159,698. Net cash proceeds from the private placement aggregated $3,050,302. In July 2001, The Company entered into a Warrant Purchase Agreement with Maya LLC (SEE Item 5 "Issuance of Warrants") and as of March 31, 2002 Maya had purchased $500,000 in warrants pursuant to the Warrant agreement and in February of 2002, Maya exercised its right under the Warrant Agreement to purchase 1,380,357 shares of the Company's common stock at an exercise price of $.20 per share which resulted in total proceeds to The Company of $276,071. In June 2002, the Company borrowed $200,000 from Maya LLC, a related party. The Company believes that the funds received in these private placements and transactions will enable it to satisfy its cash requirements without the need to raise additional funds before September 30, 2002. The Company has commenced a tolerability study for Cytolin(R) after a clinical protocol was sanctioned by the FDA and the bulk drug was manufactured, tested, packaged, and released for clinical use. The Company has completed the submission of related manufacturing records to the FDA.

     The Company estimates that it will require significant additional funding over the next three years in order to continue operations and to successfully complete the FDA approval process for Cytolin(R) and/or any other drugs developed by the Company. The Company believes that additional funds will be needed to fund operations after September 30, 2002. There can be no assurances that such additional capital will be available to the Company on favorable terms, if at all. The failure of the Company to obtain additional funding if and when required would have a material adverse effect on the Company's ability to fulfill its business plan, continue its operations and meet its financial commitments.

     See Part 1, Item 1 -- Current Status of FDA Approval/Proposed R&D Plan above, for a discussion of the Company's research and development efforts and Plan of Development.

Results of Operations
---------------------

     For the year ended March 31, 2002, the Company incurred $464,365 in research and development expenses, $1,064,447 in general and administrative expenses and earned $15,899 in interest income, net of taxes and interest expense, resulting in a net loss of $1,514,913. The expenses during this period relate primarily to research activities, stock compensation, regulatory, and administrative expenses.

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

Capital Resources and Liquidity
-------------------------------

     From the commencement of operations of April 10, 1998 to March 31, 2002, the Company had no operating revenues and incurred net losses of $6,724,246. At March 31, 2002, the Company had negative working capital of $394,635. The Company requires significant capital to conduct the research and development and preclinical and clinical testing of Cytolin(R) that is necessary in order to complete the FDA approval process. Management of the Company does not expect to generate revenue from operations within the next year. In June of 2002, the Company borrowed $200,000 from Maya LLC, a related party. The Company believes that additional funds will be needed to fund operations after September 30, 2002. There can be no assurance that such additional capital will be available to the Company on favorable terms, if at all. The failure of the Company to obtain additional funding if and when required would have a material adverse effect on the Company's ability to fulfill its business plan, continue its operations and meet its financial commitments.

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

     No change in the Company's accountants occurred during fiscal 2002 or 2001.

                                PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth the names and positions of the current directors and executive officers of the Company:


                                                           Officer or
Name                   Age   Position                      Director Since
----                   ---   --------                      --------------

Rex H. Lewis           49    President, CEO and Director   1999

Kenneth M. Collins     58    Chief Financial Officer       2002

Pamela M. Kapustay     46    Vice President of Operations  1999
                              and Secretary

Kimberlie L. Cerrone   50    Director                      1999

O. B. Parrish          68    Director                      1999

Michael A. Davis       61    Director                      1999

     The following sets forth biographical information concerning the Company's directors and executive officers.

     REX H. LEWIS currently serves as President, CEO and a Director for the Company and has been a successful entrepreneur and investor over the past twenty years in many public and private ventures. His area of expertise spans the real estate, water rights, oil and gas, equipment leasing, and grocery industries to name a few. Mr. Lewis' ability to manage, forecast, research, develop and promote products has contributed to the success of the diverse businesses he has been involved in. Mr. Lewis graduated Magna Cum Laude from Brigham Young University's MBA program in 1978.

     KENNETH M. COLLINS CPA, currently serves as the Company's Chief Financial Officer. Mr. Collins is a Managing Member of Non-Core Services LLC ("NCS") and has been assigned by NCS to perform the duties of Chief Financial Officer for the Company. He also performs similar functions for other companies, including Avante Homes. Mr. Collins has extensive experience in financial management and operations. His past experience has included working in a number of rapid growth business environments as both a Chief Financial Officer and Chief Operating Officer and includes industries such as construction, electronics, energy, and technology. Prior to working in private industry, he was a auditor and tax specialist at the public accounting firm of Arthur Young & Company. Mr. Collins received a B.A. degree from California State University, Los Angeles.

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

     O. B. PARRISH currently serves as Chairman and a Director of the Company. He is also the President and a Director of Phoenix Health Care of Illinois, Inc. where he has been employed since 1989. Mr. Parrish is Chairman, CEO and a Director of the Female Health Company of Chicago, Illinois where he has been associated since 1994. In addition, he is Chairman of ViatiCare Financial Services LLC, of Minneapolis, which provides financial services to the terminally ill where he has been associated since 1993. Mr. Parrish has also served as Chairman and a Director since 1999, of Miicro, which is a Chicago based neuro-imaging company. He also serves as a Trustee of Lawrence University. From 1991 to 1995 Mr. Parrish was Co-Chairman and a Director of Inhalon Pharmaceuticals, Inc., of Bethlehem, Pennsylvania. Previously, Mr. Parrish was President of G.D. Searle's worldwide Pharmaceutical Group and Executive Vice President of Pfizer's International Division.

     MICHAEL A. DAVIS, M.D., Sc.D., M.B.A. currently serves as a Director for the Company, and is a Visiting Professor of Radiology at Harvard Medical School and Visiting Scientist at Massachusetts General Hospital since May 2002. Dr. Davis also is Senior Vice President and Chief Medical Officer of MedEView, Inc., a radiology informatics company located in Waltham, MA. From 1979-2002 he was a Professor of Radiology and Director, Division of Radiologic Research in the Department of Radiology at the University of Massachusetts Medical School ("UMMS"), Worcester, Massachusetts. Since 1989, Dr. Davis has served as Medical Director for the E-Z-EM Company, which is publicly-traded, and in 1995 was appointed as its Chief Scientific Officer and Director. Dr. Davis also serves as a Director, since 1996, of the publicly-traded MacroChem Corporation. He has held faculty positions at Harvard Medical School, UMMS, Northeastern University, WPI, and Tufts University School of Veterinary Medicine. Currently, Dr. Davis serves as President of Synergy Consulting Group, Ltd., a medical device and drug consulting group assisting contract research organizations in the design, monitoring and implementation of clinical trials.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file reports of beneficial ownership of the Company's Common Stock and changes in such ownership with the Securities and Exchange Commission, the Nasdaq OTC BB and the Company. Specific due dates for these reports have been established, and the Company is required to disclose in this Form 10-KSB any failure to file these reports on a timely basis. Based solely on its review of the copies of these reports received or written representations from these reporting persons that no Forms 5 or other reports were required for such persons, the Company believes that, during the 2002 Fiscal Year, all of such filing requirements under Section 16(a) were timely met. The Company has been unable to determine whether it has received copies of all filings made by CytoDyn NM or its affiliates or by Three R or its affiliates, and as a result, is unable to determine whether the requisite filings have been made by such beneficial owners.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth, in summary form, the compensation paid by the Company to all individuals who served as Chief Executive Officer of the Company (the "Named Executive Officers") for services rendered to the Company for the fiscal year ended March 31, 2002. No other executive officers of the Company earned total salary and bonus payments in excess of $100,000.

SUMMARY COMPENSATION TABLE

                                                                                  LONG TERM
                                                                                 COMPENSATION
                                            ANNUAL COMPENSATION                     AWARDS
                                            -------------------                  ------------

                                                                                  SECURITIES
                                                                                  UNDERLYING
                                                                                  OPTIONS (#)
                                                                                  -----------
                                                              OTHER ANNUAL
NAME AND PRINCIPAL POSITIONS     YEAR        SALARY ($)     COMPENSATION ($)
----------------------------     ----        ---------      ----------------
Rex H. Lewis(1)                  2002        179,946                -                  -
                                 2001        179,946                -             6,380,357(2)
                                 2000         70,000                -                  -

(1) Mr. Lewis became President and Chief Executive Officer of the Company in November 1999. Compensation excludes warrants to purchase common stock purchased by Maya LLC, an affiliate of Mr. Lewis. See Part II, Item 5 -- Issuance of Warrants for a description of such warrants.
(2) Consists of options to purchase common stock granted to Mr. Lewis which were subsequently cancelled and exchanged for warrants to purchase 6,380,357 shares of common stock. Such warrants were transferred to Maya LLC, an affiliate of Mr. Lewis and Mr. Lewis currently holds no options to purchase shares of the Company's common stock.

OPTION GRANTS IN LAST FISCAL YEAR

     In August of 2001 the Company issued 100,000 qualified incentive stock options to at an exercise price of $0.08 to the Vice-President of Operations, Pamela M. Kapustay. The options vest over a four-year period and expire 10 years from the date of grant.

FISCAL YEAR-END OPTION VALUES

     The following table sets forth information concerning the fiscal year-end values of unexercised stock options held by the Named Executive Officers as of March 31, 2002. No options were exercised by any of the Named Executive officers for the fiscal year ended March 31, 2002.

                              NUMBER OF SECURITIES
                             UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                               OPTIONS AT FISCAL           IN-THE-MONEY OPTIONS AT
                                   YEAR-END(#)                FISCAL YEAR-END($)
     NAME                   EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE(1)
     ----                   -------------------------    ----------------------------
    Rex H. Lewis              6,380,357      -            $0.00       $0.00

(1) The value of unexercised in-the-money options is calculated by multiplying (A) the number of securities underlying such options by
     (B) the difference between (i) $.20, the closing price of the Common Stock on the Nasdaq OTC BB on March 31, 2002 and (ii) the option exercise price. Consists of warrants to purchase common stock issued upon cancellation of options granted to Mr. Lewis which are currently held by Maya LLC, an affiliate of Mr. Lewis. Excludes Warrants purchased by Maya LLC in connection with various financing transactions. See Part II, Item 5 -- Issuance of Warrants for a description of such warrants and options.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

     In November 1999, the Company entered into a termination of employment agreement with Dr. Michael A. Davis. The agreement reduced the number of stock options granted from 570,718 to 200,000 and modified the expiration date of the options.

     On January 3, 2001, Rex H. Lewis' employment agreement was effective. The Company accrued $70,000 in fiscal 2000 representing the pro rata portion of the compensation applicable to Mr. Lewis for the year ended March 31, 2000, and, in accordance with the agreement, $179,946 in fiscal 2002 and 2001 applicable to the years ended March 31, 2002 and 2001. Additionally, the Company issued 6,380,357 stock options to Mr. Lewis, at an exercise price of $0.22, which would have expired 10 years from the date of grant. The stock options issued to Mr. Lewis were non-qualified options and were not granted under the 1998 Omnibus Stock Incentive Plan (See Note 7 to Consolidated Financial Statements contained in Item 13.(a) of Part III of this Form 10-KSB). In November of 2001, the Company entered into an agreement with Mr. Lewis whereby he agreed to cancel the existing options in exchange for a warrant to purchase up to 6,380,357 shares of the Company's common stock at an exercise price of $0.22. In December 2001, Mr. Lewis assigned the warrant to Maya LLC (See
Item 5 Issuance of Warrants).

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                    SECURITY OWNERSHIP OF MANAGEMENT
                       AND PRINCIPAL SHAREHOLDERS

     The following table sets forth, as of March 31, 2002 the ownership of the Company's Common Stock by (i) each director and executive officer of the Company, (ii) all executive officers and directors of the Company as a group, and (iii) all persons known by the Company to beneficially own more than 5% of the Company's Common Stock.

                                                           Percent of
       Name and Address           Amount and Nature of       Class
        of Shareholder           Beneficial Ownership(1)     Owned
        --------------           -----------------------     -----


     Rex H. Lewis                      36,399,110(2)         53.30
     2325-A Renaissance Drive
     Las Vegas, NV 89119

     Maya, LLC                         36,399,110(2)         53.30
     2325-A Renaissance Drive
     Las Vegas, NV 89119

     Kenneth M. Collins                   -0-                  -0-
     2325-A Renaissance Drive
     Las Vegas, NV 89119

     Pamela Kapustay                      566,847(3)          0.83
     920 Hampshire Road
     Westlake Village, CA 91361

     Kimberlie L. Cerrone                 356,699(4)          0.52
     920 Hampshire Road
     Westlake Village, CA 91361

     O. B. Parrish                        356,699(4)          0.52
     920 Hampshire Road
     Westlake Village, CA 91361

     Michael A. Davis                     628,038(5)          0.92
     920 Hampshire Road
     Westlake Village, CA 91361

     New Three R Associates, Inc.       8,698,604            12.74
     21550 Oxnard Street  #810
     Woodland Hills, CA 91367

     CytoDyn of New Mexico, Inc.        4,280,387             6.27
     4236 Longridge Avenue #302
     Studio City, CA 91604

     Allen D. Allen                     6,420,580(6)          9.40
     4236 Longridge Avenue #302
     Studio City, CA 91604

     Battersea Capital, Inc.            2,446,891(7)          3.58
     P. O. Box 153
     Santa Monica, CA 90403

     J. Matt Lepo                       2,446,891(8)          3.58
     P. O. Box 153
     Santa Monica, CA 90403

     All Directors and Executive
     Officers as a group (6 persons)   38,307,393            56.09

(1) Calculated pursuant to Rule 13d-3(d) of the Securities Exchange Act of 1934. Unless otherwise stated below, to the Company's knowledge, each such person has sole voting and investment power with respect to all such shares. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. Share numbers for shareholders who are not officers, directors or affiliates of officers and directors are to the Company's knowledge based on information made available to the Company through public filings or correspondence from the stockholders in question.

(2) Includes: (i) 6,399,110 shares owned by Maya, LLC, a limited liability company of which Mr. Lewis is the manager; and (ii) 30,000,000 immediately exercisable warrants at $0.22 per share.

(3) Includes exercisable options to purchase 459,837 shares at various prices.

(4) Includes exercisable options to purchase 356,699 shares of Common Stock for $.42 per share, expiring 2/23/09.

(5) Includes exercisable options to purchase 200,000 shares of Common Stock for $.42 per share, expiring 2/23/10.

(6) Includes: (i) 4,280,387 shares owned by Cytodyn of New Mexico, Inc. of which Allen D. Allen ("Allen")is a director and controlling shareholder; and, (ii) 2,140,193 shares owned by Allen.

(7) Includes options to purchase an aggregate of 2,140,192 shares of Common Stock which consists of: 1,426,794 shares, immediately exercisable for a period of five (5) years, at $.42 per share, as adjusted post-merger granted by the Issuer in 10/98; and, an option granted by Three R in February 1999 to purchase 713,398 shares of the Issuer's Common Stock owned by Three R, immediately exercisable for a period of five (5) years, at $.42 per share.

(8) The shares, which include an aggregate of 2,140,192 shares underlying options held in the name of Battersea Capital, Inc. ("Battersea"), are owned by Battersea, of which Mr. Lepo is the managing director.

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

     The Company maintains Directors and Officers indemnity liability insurance coverage, including securities coverages, in the amount of $3,000,000 which indemnifies the Company against claims, as well as provides coverage against any claims against the officers and directors of the Company which (i) the Company is not legally permitted or required to pay or (ii) when the Company is legally required or permitted to pay such loss as indemnity to the Directors and Officers but cannot in fact pay such loss due solely to the financial insolvency of the Company.

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

     See Part II, Item 5 -- Issuance of Warrants for a description of certain option and warrant transactions and related stock issuances between the Company and Rex Lewis and Maya LLC, an affiliate of Mr. Lewis.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this Form 10-KSB:

     Index to Consolidated Financial Statements

     Report of Ernst & Young LLP, Independent Auditors

     Consolidated Balance Sheets - March 31, 2001 and 2002

     Consolidated Statements of Operations - for the years ended
     March 31, 2001 and 2002 and cumulative amounts from April 10, 1998 (Date of Inception) through March 31, 2002

     Consolidated Statements of Changes in Shareholders' Equity
     (Deficiency) - for the period from April 10, 1998 (Date of
     Inception) through March 31, 2002

     Consolidated Statements of Cash Flows - for the years ended
     March 31, 2001 and 2002 and cumulative amounts from April 10, 1998 (Date of Inception) through March 31, 2002

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

3.2       Amended and Restated By-Laws.(1)

3.3 Articles of Merger, as filed with the Colorado Secretary of State on February 23, 1999.(2)

3.4       Articles of Amendment to the Articles of Incorporation.(3)

10.1 Patent and Trademark License Agreement between British Lion Medical, Inc. and Three R Associates, Inc., dated October 24, 1998.(2)

10.2 Termination, Sale and Shareholder Agreement by and among Three R Associates, Inc., Allen D. Allen and CytoDyn( of New Mexico, Inc., dated August 1, 1998. (2)

10.3 Management Agreement between British Lion Medical, Inc. and WCCS, Inc., dated October 24, 1998. (2)

10.4 Subscription, Share Restriction and Proxy Agreement between British Lion Medical, Inc. and Allen D. Allen, dated October 23, 1998. (2)

10.5 Versailles Capital Corporation 1998 Omnibus Stock Incentive Plan as amended and restated through February 23, 1999.(4)

10.6 Conditional License Agreement between Allen D. Allen, CytoDyn of New Mexico, Inc. and Amerimmune, Inc., dated February 24, 2000. (6)

10.5 Versailles Capital Corporation 1998 Omnibus Stock Incentive Plan as amended and restated through February 23, 1999.(4)

10.6 Conditional License Agreement between Allen D. Allen, CytoDyn of New Mexico, Inc. And Amerimmune, Inc., dated February 24, 2000.(6)

16.0      Letter on change in certifying accountant. (5)
-------------------------------------------------------------------------

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



Date: June 28, 2002           AMERIMMUNE PHARMACEUTICALS, INC.



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

       Signatures                        Title                     Date
       ----------                        -----                     ----

/s/ O.B Parrish            Chairman of the Board and Director  June 28, 2002
---------------
O.B. Parrish

/s/ Rex H. Lewis           President, Chief Executive Officer  June 28, 2002
----------------           and Director
Rex H. Lewis, M.B.A.

/s/ Kenneth M. Collins     Chief Financial Officer             June 28, 2002
-------------------------
Kenneth M. Collins

/s/ Kimberlie L. Cerrone   Director                            June 28, 2002
------------------------
Kimberlie L. Cerrone, M.S., M.B.A., J.D.

/s/ Michael A. Davis       Director                            June 28, 2002
--------------------
Michael A. Davis, M.D., Sc.D., M.B.A.

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                          FINANCIAL INFORMATION                  PAGE NO.


Report of Ernst & Young, LLP Independent Auditors. . . . . . . . . . .F-2

Consolidated Balance Sheets - March 31, 2001 and 2002. . . . . . . . .F-3

Consolidated Statements of Operations - for the years ended
March 31, 2001 and 2002 and cumulative amounts from April 10, 1998
(Date of Inception) through March 31, 2002 . . . . . . . . . . . . . .F-4

Consolidated Statements of Changes in Shareholders' Equity
(Deficiency) - for the period from April 10, 1998 (Date of
Inception) through March 31, 2002. . . . . . . . . . . . . . . . . . .F-5

Consolidated Statements of Cash Flows - for the years ended
March 31, 2001 and 2002 and cumulative amounts from April 10 1998
(Date of Inception) through March 31, 2002 . . . . . . . . . . . . . .F-7

Notes to Consolidated Financial Statements . . . . . . . . . . . . . .F-9

            Report of Ernst & Young, LLP Independent Auditors


The Board of Directors
Amerimmune Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Amerimmune Pharmaceuticals, Inc. (a development stage company) as of March 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity (deficiency) and cash flows for the years then ended, and for the period from April 10, 1998 (date of inception) through March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amerimmune Pharmaceuticals, Inc. at March 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for the years then ended, and for the period from April 10, 1998 (date of inception) through March 31, 2002 in accordance with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, the Company's lack of working capital raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also disclosed in Note 1. The 2002 financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        /s/ Ernst & Young LLP
Woodland Hills, California
June 13, 2002

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED BALANCE SHEETS


                                 ASSETS

CURRENT ASSETS                                              MARCH 31, 2001    MARCH 31, 2002
                                                            --------------    --------------
  Cash and cash equivalents                                  $    215,810      $    126,313
  Other current assets                                             18,728             9,152
                                                             ------------      ------------

     TOTAL CURRENT ASSETS                                         234,538           135,465
                                                             ------------      ------------

PROPERTY AND EQUIPMENT, NET                                        12,089             1,350
                                                             ------------      ------------

OTHER ASSETS
  Deposits                                                          3,040             3,100
                                                             ------------      ------------

     TOTAL ASSETS                                            $    249,667      $    139,915
                                                             ============      ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                           $     16,860      $     23,267
  Accrued liabilities                                             249,946           506,833
                                                             ------------      ------------

     TOTAL CURRENT LIABILITIES                                    266,806           530,100
                                                             ------------      ------------

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS' DEFICIENCY
  Preferred stock $0.10 par value, 50,000,000 shares
    authorized, No shares issued or outstanding                         -                 -
  Common stock $0.05 par value, 100,000,000 shares
    authorized, 43,042,856 and 34,644,609 shares
    outstanding in 2001 and 2002 respectively                   2,152,143         1,732,231
  Additional paid-in-capital                                    3,094,099         4,672,904
  Note receivable from affiliate, net                             (54,048)          (71,074)
  Deficit accumulated during the development stage             (5,209,333)       (6,724,246)
                                                             ------------      ------------

     TOTAL SHAREHOLDERS' DEFICIENCY                               (17,139)         (390,185)
                                                             ------------      ------------
     TOTAL LIABILITIES AND SHAREHOLDERS'
     DEFICIENCY                                              $    249,667      $    139,915
                                                             ============      ============


See accompanying notes

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED MARCH 31, 2001 AND 2002
      AND CUMULATIVE AMOUNTS FROM APRIL 10 1998 (DATE OF INCEPTION)
                              THROUGH MARCH 31, 2002


                                                                              CUMULATIVE
                                           YEAR ENDED        YEAR ENDED      AMOUNTS FROM
                                         MARCH 31, 2001     MARCH 31, 2002    INCEPTION
                                         --------------     --------------    ---------
COSTS AND EXPENSES
  Research and development               $    405,097       $    464,365      $  2,124,273
  General and administrative                  741,849          1,066,447         4,746,256
                                         ------------       ------------      ------------

        OPERATING LOSS                     (1,146,946)        (1,530,812)       (6,870,529)

OTHER INCOME (EXPENSE)
  Interest income                              51,166             19,690           169,951
  Interest expense                             (6,844)            (2,191)          (18,068)
                                         ------------       ------------      ------------

                                               44,322             17,499           151,883
                                         ------------       ------------      ------------

LOSS BEFORE PROVISION
  FOR INCOME TAXES                         (1,102,624)        (1,513,313)       (6,718,646)

PROVISION FOR INCOME TAXES                      1,600              1,600             5,600
                                         ------------       ------------      ------------

NET LOSS                                 $ (1,104,224)      $ (1,514,913)     $ (6,724,246)
                                         ============       ============      ============

NET LOSS PER COMMON SHARE - BASIC
AND DILUTED                              $      (0.03)      $      (0.04)
                                         ============       ============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING - BASIC AND DILUTED          43,042,856         34,644,609
                                         ============       ============



See accompanying notes

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)
         FOR THE PERIOD FROM APRIL 10, 1998 (Date of Inception)
                         THROUGH MARCH 31, 2002


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
                                          ------------------------------------------------------------------------------------

Continued on next page

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)
         FOR THE PERIOD FROM APRIL 10, 1998 (Date of Inception)
                         THROUGH MARCH 31, 2002
                               (continued)


                                                                                                     DEFICIT
                                                  COMMON STOCK                          NOTE       ACCUMULATED
                                                  ------------         ADDITIONAL     RECEIVABLE   DURING THE
                                              NUMBER                     PAID IN        FROM       DEVELOPMENT
                                             OF SHARES       AMOUNT      CAPITAL      AFFILIATE       STAGE          TOTAL
                                             ---------       ------      -------      ---------       -----          -----

Balance at March 31, 2000                   43,042,856     2,152,143      3,090,266      (156,989)   (4,105,109)       980,311

Fair value of stock options
issued on April 1, 1999 in
exchange for services                                -                        3,833             -             -          3,833

Interest on note receivable
from affiliate                                       -             -              -       (12,659)            -        (12,659)

Reserve for note receivable
from affiliate                                       -             -              -       115,600                      115,600

Net loss for the year ended
March 31, 2001                                       -             -              -             -    (1,104,224)    (1,104,224)
                                          ------------------------------------------------------------------------------------

Balance at March 31, 2001                   43,042,856     2,152,143      3,094,099       (54,048)   (5,209,333)       (17,139)

Transfer of common stock
for cancellation                            (9,778,604)     (488,930)       488,930             -             -              -

Interest on note receivable
from affiliate                                       -             -              -       (17,026)            -        (17,026)

Issuance of warrants                                 -             -        500,000             -             -        500,000

Exchange of options for
warrants for employee
services                                             -   $         -   $    382,821  $          -   $         -    $   382,821

Exercise of warrants                         1,380,357        69,018        207,054             -             -        276,072

Net Loss for the year ended
March 31, 2002                                       -             -              -             -    (1,514,913)    (1,514,913)
                                          ------------------------------------------------------------------------------------

Balances March 31, 2002                     34,644,609   $ 1,732,231   $  4,672,904  $    (71,074)  $(6,724,246)   $  (390,185)
                                          ====================================================================================

See accompanying notes

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED MARCH 31, 2001 AND 2002
     AND CUMULATIVE AMOUNTS FROM APRIL 10, 2998 (DATE OF INCEPTION)
                         THROUGH MARCH 31, 2002


                                                                              CUMULATIVE
                                           YEAR ENDED        YEAR ENDED      AMOUNTS FROM
                                         MARCH 31, 2001     MARCH 31, 2002    INCEPTION
                                         --------------     --------------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                               $ (1,104,224)      $ (1,514,913)     $ (6,724,246)

ADJUSTMENTS TO RECONCILE NET LOSS
 TO NET CASH USED BY OPERATING ACTIVITIES
  Noncash transactions:
  Depreciation and amortization                11,852             11,746            35,198
  Reserve for note receivable from affiliate  115,600                  -           115,600
  Accrued interest on note receivable
      from affiliate                          (12,659)           (17,026)          (36,674)
  Fair value of stock and an option issued
      in exchange for services and
      trademark rights                              -                  -           814,000
  Fair value of stock issued to
      prospective officers                          -                  -           142,500
  Fair value of stock transferred to a
      prospective officer by a principal
      shareholder                                   -                  -            90,000
  Fair value of stock and an option
      transferred by a principal shareholder
      in exchange for services                      -                  -           452,000
  Fair value of stock options issued in
      exchange for services                     3,833                  -             9,996
  Modification of stock options                     -                  -           383,794
  Exchange of stock options to warrants for
      employee services                             -            382,821           382,821
  Changes in assets and liabilities:
   Other current assets                        19,198              9,576            (9,152)
   Deposits                                         -                (60)           (3,100)
   Accounts payable and accrued expenses       41,667            263,294           530,100
                                         ------------       ------------      ------------
  Total adjustments                           179,491            650,351         2,907,083
                                         ------------       ------------      ------------
        NET CASH USED BY OPERATING
         ACTIVITIES                          (924,733)          (864,562)       (3,817,163)
                                         ------------       ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Sales of marketable securities              618,360                  -                 -
  Purchases of property and equipment            (466)            (1,006)          (36,547)
  Loan to an affiliate                              -                  -          (150,000)
                                         ------------       ------------      ------------
        NET CASH (USED IN) PROVIDED
         BY INVESTING ACTIVITIES              617,894             (1,006)         (186,547)
                                         ------------       ------------      ------------


Continued on next page

                                   F-7

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED MARCH 31, 2001 AND 2002
      AND CUMULATIVE AMOUNTS FROM APRIL 10, 1998 (DATE OF INCEPTION)
                              THROUGH MARCH 31, 2002
                               (continued)



                                                                              CUMULATIVE
                                           YEAR ENDED        YEAR ENDED      AMOUNTS FROM
                                         MARCH 31, 2001     MARCH 31, 2002    INCEPTION
                                         --------------     --------------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock
    and warrants                                    -            776,071         4,130,023
                                         ------------       ------------      ------------

NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                          (306,839)           (89,497)          126,213
                                         ------------       ------------      ------------

CASH AND CASH EQUIVALENTS,
 Beginning of Period                          522,649            215,810                 -
                                         ------------       ------------      ------------
CASH AND CASH EQUIVALENTS,
 Ending of Period                        $    215,810       $    126,313      $    126,313
                                         ============       ============      ============


Supplemental disclosures of cash flow information
Cash paid during period for:
  Interest                               $      6,844       $      2,191      $     18,068
                                         ============       ============      ============
  Income Taxes                           $      1,600       $          -      $      4,800
                                         ============       ============      ============

See accompanying notes

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002

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

The Company is a development stage pharmaceutical research company and has not generated any revenues from operations for the period from April 10, 1998 (the date that British Lion commenced operations) through March 31, 2002. The Company has devoted substantially all of its resources to the acquisition of a license, research and development of Cytolin(R), and expenses related to the startup of its business. The Company has been unprofitable since inception and expects to incur substantial additional operating losses for the next twelve months, as well as for the next few years, as it increases expenditures on its research and development activities and allocates significant and increasing resources to clinical testing, marketing and other activities.

The Company commenced a tolerability study for Cytolin(R) after a clinical protocol was sanctioned by the Food and Drug Administration ("FDA") and the bulk drug has been manufactured, tested, packaged, and released for clinical use. The Company has completed the submission of related manufacturing records to the FDA.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company estimates that it will require significant additional funding over the next three years to continue operations and to successfully complete the FDA approval process for Cytolin(R). The Company believes that additional funds will be needed to fund operations after September 30, 2002. The Company has established plans designed to increase the capitalization of the Company and is actively seeking additional capital that will provide funds needed to increase the internal growth of the Company in order to fully implement its business plans. There can be no assurances that such additional capital will be available to the Company on favorable terms, if at all. The failure of the Company to obtain additional funding if and when required would have a material adverse effect on the Company's ability to fulfill its business plan, continue its operations and meet its financial commitments.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents. At March 31, 2002, substantially all cash and cash equivalents were on deposit with one financial institution.

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

Pursuant to SAB 98, common stock issued for nominal consideration is required to be included in the calculation of basic and diluted earnings per share, as if they were outstanding for all periods presented. In accordance with the SAB 98 requirements, 21,936,981 of the founder's shares are considered to be nominal issuances and have been considered outstanding for all of the periods ended since March 31, 1999.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, cash equivalents and marketable securities is assumed to be fair value because of the liquidity of these instruments. Accounts payable and accrued expenses approximate fair value because of the short term nature of these instruments.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

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

ISSUANCE AND EXERCISE OF WARRANTS

In July 2001, the Company entered into a Warrant Purchase Agreement ("Warrant Agreement") with Maya LLC ("Maya"), a limited liability company of which Rex H. Lewis, ("Lewis") the Company's president and chief executive officer, is the manager. The Warrant Agreement stipulates that Maya will purchase an initial warrant for $125,000 and will be entitled to purchase additional warrants in up to three separate closings of no less than $125,000 per closing during the 12-month period ending in July 2002. Each warrant has an exercise price of $.20 per share of common stock, and expires 10 years from the date of issuance of the warrant.
The number of shares of common stock underlying each warrant has been calculated by an independent valuation consultant, and it has been determined that each warrant to purchase one share of common stock had a value of $.02.

As of March 31, 2002, Maya had purchased $500,000 of warrants pursuant to the Warrant Agreement, and accordingly, warrants to purchase an aggregate of 25,000,000 have been issued to Maya. In February 2002, Maya exercised its right to purchase 1,380,357 shares of the Company's common stock at an exercise price of $.20 per share for a total price of $276,071.

The Company has previously granted to Lewis, options to purchase up to 6,380,357 shares of common stock of the Company at an exercise price of $0.22 per share. In November of 2001, the Company entered into an agreement with Lewis whereby he agreed to cancel the existing options in exchange for a warrant to purchase up to 6,380,357 shares of the Company's common stock at an exercise price of $0.22. And immediately the value of the warrant was calculated to be $382,821, using the Black-Scholes pricing model. In connection with this transaction, the Company recorded a non-cash general and administrative expense of $382,821. In December 2001, Lewis assigned the warrant to Maya.

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

A reconciliation of the statutory federal income tax rate to the effective tax rate, as a percentage of loss before income tax is as follows:

                                                                          MARCH 31,
                                                                   2001                2002
                                                                   ----                ----
      Statutory federal income tax (benefit) rate                 (34)%               (34)%

                                                                                        -
      Valuation allowance                                          34                  34
                                                                -------             -------
                                                                    - %                 - %
                                                                =======             =======

The components of the Company's deferred tax assets are as follows:

                                                                          MARCH 31,
                                                                   2001                2002
                                                                   ----                ----
      Deferred tax assets
        Net operating loss carryforward                         $ 1,131,156         $ 1,561,513
        Stock Compensation                                                -             102,329
        Accrued compensation                                         99,978             171,978
        Valuation allowance                                      (1,231,134)         (1,835,820)
                                                                -----------         -----------
      Net deferred tax assets                                   $         -         $         -
                                                                ===========         ===========

Due to the uncertainty surrounding the Company's ability to realize the benefits of its net operating loss carryforwards in future tax returns, the Company has recorded a valuation allowance against its otherwise recognizable deferred tax assets.

At March 31, 2002, the Company had operating loss carryforwards available to reduce future federal and state income of approximately $3,903,783 which start to expire in 2018 for federal income tax purposes and 2006 for state income tax purposes.

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

In September of 2001, the Company, Allen, and CytoDyn entered into an agreement whereby Allen and CytoDyn transferred 9,778,604 shares of the Company's common stock received from Three R as part of the May 2001 settlement, to the Company for cancellation, and the Company paid $40,000 to Allen and CytoDyn for settlement of any claims incurred with acquiring the shares from Three R.

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

In consideration for entering into the Conditional License Agreement, the Company advanced CytoDyn an additional $50,000 pursuant to the terms of a Loan Agreement which was previously entered into whereby the Company loaned CytoDyn $100,000 (See Note 6). At March 31, 2002 and 2001, the note receivable of $150,000, which is collateralized by shares of the Company's stock, plus accrued interest of $36,674 at March 31, 2002 and $19,648 at March 31, 2001, was classified as a reduction of shareholders' equity. As of March 31, 2002, the Company had reserved $115,600 against the note receivable to reflect the fair market value of the collateral shares of the Company's stock.

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

In June 2001, the Company received a claim from CytoDyn and Allen that, pursuant to the Conditional License Agreement among them, that the Company has breached an alleged obligation under the Conditional License Agreement to allow Allen to inspect the Company's manufacturing processes. The Company has disputed Allen's alleged inspection rights. In the event that Allen and CytoDyn are successful in any efforts to terminate the Conditional License Agreement, the License Agreement with Three R and/or any other rights of the Company to utilize the technology that is the subject of such agreement, the Company's business, financial position and prospects would be materially and adversely affected.

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

OFFICER EMPLOYMENT AGREEMENT

On January 3, 2001, the Company's current president and chief executive officer's employment agreement was effective. The Company accrued $70,000 in fiscal 2000 representing the pro rata portion of the compensation applicable to the officer for the year ended March 31, 2000, and, in accordance with the new officer's employment agreement, $179,946 in fiscal 2002 and 2001 applicable to the respective years ended March
31. Additionally, the Company issued 6,380,357 stock options to the officer, at an exercise price of $0.22, which would have expired 10 years from the date of grant. 5,380,357 of the options would have vested over a three-year period and the remaining 1,000,000 options would have vested upon the achievement of specified milestones by the Company. The stock options issued to the officer were non-qualified options and were not granted under the 1998 Omnibus Stock Incentive Plan (See Note 7). In November 2001, the Company entered into an agreement with the officer to exchange the options for a warrant to purchase up to 6,380,357 shares of the Company's common stock at an exercise price of $0.22 (See Note 3 Issuance and Exercise of Warrants).

LEASE COMMITMENTS

The Company's office facilities are located in Westlake Village, California. The Company leases its facilities under a one-year non-cancelable operating lease scheduled to expire in January, 2003. Minimum future rental payments required over the remaining lease term are $14,500. Rent expense for the years ended March 31, 2002 and March 31, 2001 were $35,346 and $40,643 respectively.

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

During the period from inception (April 10, 1998) through March 31, 2002, the Company paid consulting fees of $119,679 to Allen for providing scientific expertise regarding the development of Cytolin(R), and $289,650 pursuant to the Patent and Trademark License Agreement.

During the period from inception (April 10, 1998) through March 31, 2002, the Company incurred legal expenses of $10,000 for an attorney who is also a director of the Company.

During June 1999, the Company loaned CytoDyn $100,000 to facilitate payment by CytoDyn of certain legal and office expenses and to facilitate repayment to the Company by CytoDyn of previous advances. In February 2000, the Company loaned CytoDyn an additional $50,000 under the same terms and conditions as the original loan, as consideration for entering into the Conditional License Agreement (see Note 5). The loans bore interest at a rate of 8% per annum and were due, together with accrued interest, on or before February 23, 2001. If the loans and accrued interest were not paid by February 23, 2001, the loans plus accrued interest bear interest at a rate of 10% per annum going forward. The loans are secured by 450,000 shares of Company common stock, which are owned by CytoDyn. The loans were not paid on February 23, 2001 and CytoDyn has indicated that it would return the 450,000 shares. Accordingly, at March 31, 2002, the Company reserved $115,600 against the note receivable to reflect the fair market value of the collateral shares of the Company's stock.

7.  STOCK OPTIONS

In December 1998, the Company established the 1998 Omnibus Stock Incentive Plan ("the Plan") under which the Company may grant options for up to 7,133,970 shares of its common stock. Options granted under the Plan are generally exercisable for a period of ten years from the date of grant at an exercise price not less than the fair market value of the shares at the date of grant. Options granted under the Plan generally vest over a one to three year period from the date of the grant. At March 31, 2002, 5,198,580 shares were available for future grant under the Plan. Activity in the Plan during fiscal years 2002 and 2001 was as follows:


                                                                      OPTIONS OUTSTANDING
                                                                ------------------------------
                                                                                     WEIGHTED
                                                                                      AVERAGE
                                                                 NUMBER OF           PRICE PER
                                                                  SHARES               SHARE
                                                                ------------------------------
      Balance at March 31, 2000                                 1,555,222           $     0.49

      Granted                                                     280,168           $     0.22
      Cancelled                                                         -
                                                                ------------------------------
      Balance at March 31, 2001                                 1,835,390           $     0.45

      Granted                                                     100,000                 0.08
      Cancelled                                                         -                    -
                                                                ------------------------------
      Balance at March 31, 2002                                 1,935,390           $     0.43
                                                                ------------------------------

At March 31, 2002, there were 1,708,235 options exercisable at weighted average exercise prices of $0.42. At March 31, 2001, there were 1,541,538 options exercisable at weighted average exercise prices of $0.42. The weighted average remaining contractual life of outstanding options at March 31, 2002 and 2001, was 7.0 and 9.5 years, respectively.

The Company previously issued the president and chief executive officer, Rex Lewis, 6,380,357 non-qualified stock options. (See Note 5). In November of 2001 the company entered into an agreement with Lewis whereby he agreed to cancel the options in exchange for a warrant to purchase up to 6,380,357 shares of the Company's common stock at an exercise price of $0.22.

In April 1999, the Company issued 50,000 shares at an exercise price of $2.50 per share to five individuals in exchange for services on the Medical Advisory Board for a three-year period. During fiscal 2002, the Company did not record consulting expense relating to the Medical Advisory Board options granted.

As of March 31, 2002, the Company also had additional outstanding and exercisable options for 1,426,794 common shares and warrants to purchase 515,038 shares of the Company's common stock which are exercisable at a price of $0.42 per share.

Pro forma information regarding net loss and loss per share shown below was determined as if the Company had accounted for its stock options issuances under APB No. 25 in fiscal 1999 (no such issuances in fiscal
2000) under the fair value method of SFAS 123. The fair values of the fiscal 2002 and 2001 options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 4.5% and 6% respectively; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 50%; and expected lives of the options of
4.0 and 3.0 years, respectively. These assumptions resulted in weighted average fair values of $0.04 and $0.15 per share for stock options granted during fiscal 2002 and 2001.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company's stock options have characteristics significantly different from those of traded options such as vesting restrictions and extremely limited transferability.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the option vesting periods. The pro forma effect on net loss for the year ended March 31, 2002 is not representative of the pro forma effect on net income/(loss) in future years because the pro forma information in future years will reflect the amortization of a larger number of stock options granted in several succeeding years. The Company's pro forma information is as follows:

                                                                   YEARS ENDED MARCH 31,
                                                                 2001                2002
                                                                 ----                ----
      Pro forma net loss                                        ($1,227,256)        ($1,488,742)
      Pro forma loss per share
        Basic and Diluted                                         ($0.03)             ($0.04)

8. PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following:



                                                                MARCH 31, 2001     MARCH 31, 2002
                                                                --------------     --------------
      Office furniture and equipment                            $    31,034         $    32,040
      Leasehold improvements                                          4,507               4,507
                                                                -----------         -----------
                                                                     35,541              36,547

      Less accumulated depreciation and amortization                 23,452              35,198
                                                                -----------         -----------
           Ending Balance - Net                                 $    12,089         $     1,349
                                                                -----------         -----------

9. SUBSEQUENT EVENT

On June 1, 2002, the Company borrowed $200,000 from Maya LLC, a related party (See Note 3) secured by a promissory note. The loan is for six months with an interest rate of 10%. The lender may elect to accept payment of principal and interest in common stock of the Company, instead of cash, at a price of $0.10 per share.