Form 10QSB
period 2002-06-30
AMERIMMUNE PHARMACEUTICALS INC
filed 2002-08-13
CIK 818808

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                               FORM 10-QSB

[ x ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  June 30, 2002

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


            2325A Renaissance Drive, Las Vegas, Nevada 89119
-------------------------------------------------------------------------
                (Address of Principal Executive Offices)

                            (805) 497 - 7252
-------------------------------------------------------------------------
            (Issuer's Telephone Number, Including Area Code)

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

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF JULY 22, 2002, 34,644,609 SHARES OF THE ISSUER'S COMMON STOCK, $0.05 PAR VALUE PER SHARE, WERE OUTSTANDING.

Transitional Small Business Disclosure Format (check one):

Yes           No    X
    -------      -------

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


PART I                    FINANCIAL INFORMATION                  PAGE NO.

Item 1. Financial Statements:

Consolidated Balance Sheets - March 31, 2002 and June 30, 2002
(unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .2

Consolidated Statements of Operations - for the Three Months
Ended June 30, 2001 and 2002 and cumulative amounts
from April 10, 1988 (date of inception) through
June 30, 2002 (unaudited). . . . . . . . . . . . . . . . . . . . . . . .3

Consolidated Statements of Cash Flows - for the Three Months
Ended June 30, 2001 and 2002 and cumulative amounts
from April 10, 1988 (date of inception) through
June 30, 2002 (unaudited). . . . . . . . . . . . . . . . . . . . . . . .4

Notes to Unaudited Consolidated Financial Statements . . . . . . . . . .6

Item 2. Management's Discussion and Analysis or Plan of Operation. . . 17

PART II                     OTHER INFORMATION

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 20

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 21

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 23

PART I              AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED BALANCE SHEETS
ITEM 1. FINANCIAL STATEMENTS

                                 ASSETS

                                                    MARCH 31, 2002      JUNE 30, 2002
                                                      (AUDITED)          (UNAUDITED)
                                                    --------------    -----------------
CURRENT ASSETS
  Cash and cash equivalents                          $    126,313        $    103,841
  Other current assets                                      9,152               9,153
                                                     ------------        ------------

          TOTAL CURRENT ASSETS                            135,465             112,994
                                                     ------------        ------------

PROPERTY AND EQUIPMENT, NET                                 1,350               1,227
                                                     ------------        ------------

OTHER ASSETS
  Deposits                                                  3,100               3,100
                                                     ------------        ------------

          TOTAL ASSETS                               $     39,915        $    117,321
                                                     ============        ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                   $     23,267        $     15,189
  Note payable                                                  -             200,000
  Accrued liabilities                                     506,833             542,942
                                                     ------------        ------------

          TOTAL CURRENT LIABILITIES                       530,100             758,131
                                                     ------------        ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Preferred stock $0.10 par value, 50,000,000
    shares authorized, no shares issued or
    outstanding                                                 -                   -
  Common stock $0.05 par value, 100,000,000
    shares authorized, 34,644,609 shares
    issued and outstanding                              1,732,231           1,732,231
  Additional paid-in-capital                            4,672,904           4,672,904
  Note receivable from affiliate                          (71,074)                  -
  Deficit accumulated during the development stage     (6,724,246)         (7,045,945)
                                                     ------------        ------------

          TOTAL SHAREHOLDERS' DEFICIENCY                 (390,185)           (640,810)
                                                     ------------        ------------
          TOTAL LIABILITIES AND SHAREHOLDERS'
           DEFICIENCY                                $    139,915        $    117,321
                                                     ============        ============

See accompanying notes

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2002
     AND CUMULATIVE AMOUNTS FROM APRIL 10, 1998 (Date of Inception)
                          THROUGH JUNE 30, 2002
                               (unaudited)



                                        THREE MONTHS        THREE MONTHS       CUMULATIVE
                                            ENDED               ENDED         AMOUNTS FROM
                                        JUNE 30, 2001       JUNE 30, 2002      INCEPTION
                                        -------------       -------------      ---------
COSTS AND EXPENSES
  Research and development               $     62,763       $     53,570      $  2,198,756
  General and administrative                  192,324            268,755         4,994,097
                                         ------------       ------------      ------------

          OPERATING LOSS                     (255,087)          (322,325)       (7,192,853)

OTHER INCOME (EXPENSE)
  Interest income                               5,819              4,506           174,457
  Interest expense                               (934)            (2,280)          (20,348)
                                         ------------       ------------      ------------

                                                4,885              2,226           154,109
                                         ------------       ------------      ------------

LOSS BEFORE PROVISION
  FOR INCOME TAXES                           (250,202)          (320,099)       (7,038,744)

PROVISION FOR INCOME TAXES                      1,600              1,600             7,200
                                         ------------       ------------      ------------

NET LOSS                                 $   (251,802)      $   (321,699)     $ (7,045,944)
                                         ============       ============      ============

NET LOSS PER COMMON SHARE - BASIC
  AND DILUTED                            $      (0.01)      $      (0.01)
                                         ============       ============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING - BASIC AND DILUTED          43,042,856         34,644,609
                                         ============       ============



See accompanying notes

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2002
     AND CUMULATIVE AMOUNTS FROM APRIL 10, 1998 (Date of Inception)
                          THROUGH JUNE 30, 2002
                               (unaudited)


                                        THREE MONTHS        THREE MONTHS       CUMULATIVE
                                            ENDED               ENDED         AMOUNTS FROM
                                        JUNE 30, 2001       JUNE 30, 2002      INCEPTION
                                        -------------       -------------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                               $   (251,802)      $   (321,699)     $ (7,045,944)

ADJUSTMENTS TO RECONCILE NET LOSS
 TO NET CASH USED BY OPERATING ACTIVITIES
  Noncash transactions:
  Depreciation and amortization                 2,984                123            35,321
  Reserve for note receivable from
    affiliate                                  13,300             71,074           150,000
  Fair value of stock and an option
    issued in exchange for services
    and trademark rights                            -                  -           814,000
  Fair value of stock issued to
    prospective officers                            -                  -           142,500
  Fair value of stock transferred to
    a prospective officer by a
    principal shareholder                           -                  -            90,000
  Fair value of stock and an option
    transferred by a principal
    shareholder in exchange for services            -                  -           452,000
  Fair value of stock options issued
    in exchange for services                        -                  -             9,996
  Modification of stock options                                        -           383,794
  Exchange of stock options to warrants
    for employee services                           -                  -           382,821
  Changes in assets and liabilities:
    Other current assets                        2,505                 (1)           (9,153)
    Deposits                                        -                  -            (3,100)
    Accounts payable and accrued expenses      40,872             28,031           558,130
                                         ------------       ------------      ------------
  Total adjustments                            59,661             99,227         3,006,309
                                         ------------       ------------      ------------
     NET CASH USED BY OPERATING ACTIVITIES   (192,141)          (222,472)       (4,039,635)
                                         ------------       ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment               -                  -           (36,547)
  Loan to an affiliate                         (4,245)                 -          (150,000)
                                         ------------       ------------      ------------
     NET CASH (USED IN) INVESTING
       ACTIVITIES                              (4,245)                 -          (186,547)
                                         ------------       ------------      ------------


Continued on next page

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2002
     AND CUMULATIVE AMOUNTS FROM APRIL 10, 1998 (Date of Inception)
                          THROUGH JUNE 30, 2002
                               (unaudited)





CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from sale of common
    stock and warrants                              -                  -         4,130,023
                                         ------------       ------------      ------------
  Net proceeds from loan from affiliate             -            200,000           200,000
                                         ------------       ------------      ------------
     NET CASH PROVIDED BY FINANCING
       ACTIVITIES                                   -            200,000         4,330,023
                                         ------------       ------------      ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                           (196,386)           (22,472)          103,841
                                         ------------       ------------      ------------

CASH AND CASH EQUIVALENTS,
 Beginning of Period                          215,810            126,313                 -
                                         ------------       ------------      ------------
CASH AND CASH EQUIVALENTS,
 Ending of Period                        $     19,424       $    103,841      $    103,841
                                         ============       ============      ============

See accompanying notes

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                              JUNE 30, 2002

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

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 2002 (CONTINUED)

On August 6, 1999, the shareholders of the Company adopted an amendment to the Company's articles of incorporation to change the name of the Company to Amerimmune Pharmaceuticals, Inc. from Versailles Capital Corporation.

BASIS OF PRESENTATION AND MANAGEMENT PLAN

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-QSB on the basis of a going concern. Certain notes and other information have been condensed or omitted from the unaudited interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by accounting principals generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the three months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the period ended March 31, 2002 as filed with the Securities and Exchange Commission. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company is a development stage pharmaceutical research company and has not generated any revenues from operations for the period from April 10, 1998 (the date that British Lion commenced operations) through June 30, 2002. The Company has devoted substantially all of its resources to the acquisition of a license, research and development of Cytolin(R), and expenses related to the startup of its business. The Company has been unprofitable since inception and expects to incur substantial additional operating losses for the next twelve months, as well as for the next few years, as it increases expenditures on its research and development activities and allocates significant and increasing resources to clinical testing, marketing and other activities.

The Company commenced a tolerability study for Cytolin(R) after a clinical protocol was sanctioned by the Food and Drug Administration ("FDA") and the bulk drug has been manufactured, tested, packaged, and released for clinical use. The Company has completed the submission of related manufacturing records to the FDA.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company estimates that it will require significant additional funding over the next three years to continue operations and to successfully complete the FDA approval process for its products. The Company believes that additional funds will be needed to fund operations after August 31, 2002. The Company has established plans designed to increase the capitalization of the Company and is seeking additional capital that will provide funds needed to increase the internal growth of the Company in order to fully implement its business plans. There can be no

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 2002 (CONTINUED)

assurances that such additional capital will be available to the Company on favorable terms, if at all. The failure of the Company to obtain additional funding if and when required would have a material adverse effect on the Company's ability to fulfill its business plan, continue its operations and meet its financial commitments.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. At June 30, 2002, substantially all cash and cash equivalents were on deposit with one financial institution.

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

ACCOUNTING FOR STOCK BASED COMPENSATION

The Company's employee stock option plan is accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") which requires the recognition of expense when the option price is less than the fair value of the stock at the date of grant. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123").

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 2002 (CONTINUED)

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, cash equivalents and marketable securities is assumed to be fair market value because of the liquidity of these instruments. Accounts payable and accrued expenses approximate fair value because of the short term nature of these instruments.

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 2002 (CONTINUED)

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.


3.  COMMITMENTS AND CONTINGENCIES

TERMINATION, SALE AND SHAREHOLDER AGREEMENT
CONDITIONAL LICENSE AGREEMENT

Allen D. Allen ("Allen") is the present owner of all United States patent and foreign patent rights to Cytolin(R) and the associated technology and know-how ("the "Technology"). In 1994, Allen granted CytoDyn of New Mexico, Inc. ("CytoDyn"), of which Allen owns a substantial majority of the voting stock, an exclusive, worldwide license to use the patent rights and technology. In addition, CytoDyn obtained a trademark name for Cytolin(R).

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

In September 1999, Allen and CytoDyn delivered written notice to the Company that they believed the Termination, Sale and Shareholder Agreement, dated August 1, 1998 was void and not enforceable due to fraudulent inducement by Three R and other, unspecified reasons. Allen and CytoDyn demanded that Three R and its owners surrender any and all stock in the Company, which was obtained pursuant to such Agreement.

In February 2000, the Company entered into a Conditional License
Agreement with Allen and CytoDyn which is designed to preserve the Company's rights to the technology in the event that the technology that is the subject of both the Termination, Sale and Shareholder Agreement between Three R, Allen, and CytoDyn, and the

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 2002 (CONTINUED)

License Agreement, in the event that Three R's rights to such technology reverted to or were acquired by Allen and CytoDyn. The Conditional License Agreement further stipulates that any and all Company stock, awarded or returned to Allen or CytoDyn as a result of the dispute between Allen, CytoDyn and Three R, be returned immediately to the Company. In consideration for entering into the Conditional License Agreement the Company advanced CytoDyn an additional $50,000 pursuant to the terms of a Loan Agreement which was previously entered into whereby the Company loaned CytoDyn $100,000 (See Note 4).

In May 2001, the dispute between Allen, CytoDyn and Three R was settled. As a result of the settlement, Allen and CytoDyn acquired 9,778,604 shares of the Company's common stock from Three R and all of Three R's rights, title, and interest in, to and under the License Agreement and the Termination, Sale and Shareholder Agreement were claimed by Allen and CytoDyn to have been assigned to Allen and CytoDyn. Allen and CytoDyn claimed that as a result of the settlement, the Conditional License Agreement became operative. If operative, the terms of the Conditional License Agreement obligate the Company to pay Allen and CytoDyn as successor Licensor pursuant to the terms of the License Agreement.

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

CONSULTING AGREEMENT - RESEARCH AND DEVELOPMENT

In August of 1998, Allen entered into a consulting agreement with Three R whereby Allen agreed to provide the Company with any new and additional similar technologies, if any, for a period of fifteen years in exchange for a consulting fee of $10,000 per year. Payments under the consulting agreement commenced subsequent to the completion of the Transaction, and the Company assumed the obligation to Allen upon completion of the Transaction, as part of the License agreement. Effective February 23, 2000, the Company can terminate the consulting agreement with one year's notice.

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

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 2002 (CONTINUED)

The Company issued 21,936,981 shares of its common stock to Three R upon execution of the Agreement, and the Company also assumed Three R's obligations to pay Allen under the agreements discussed above between Three R and Allen.

Under the terms of the Purchase Agreement discussed above, the Company was obligated to pay Allen, at a minimum, $180,000 in scheduled monthly installments through February 23, 2001. The Company has the option to terminate the payments due Allen after the minimum amounts are paid. If the Company elects to terminate the payment in excess of the minimum due, it would abandon the rights acquired through the Purchase agreement.

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

In February 2000, the Company entered into a Conditional License Agreement with Allen and CytoDyn which is designed to preserve the Company's rights to the technology in the event that the technology that is the subject of both the Purchase Agreement and the License Agreement reverted to, or was acquired by Allen or CytoDyn. In consideration for entering into the Conditional License Agreement, the Company advanced CytoDyn an additional $50,000 pursuant to the terms of a Loan Agreement which was previously entered into whereby the Company loaned CytoDyn $100,000. (See Note 4). At June 30, 2002 and March 31, 2002, the note receivable of $150,000, which is collateralized by shares of the Company's stock, plus accrued interest was classified as a reduction of shareholders' equity. As of June 30, 2002, the Company has fully reserved the note receivable and accrued interest receivable as the ability to collect the amount due is in question.

In May 2001, the dispute between Allen , CytoDyn and Three R was settled. As a result of the settlement, all of Three R's rights, title, and interest in, to and under the License agreement may have been assigned to Allen and CytoDyn. If so, pursuant to the terms of the Conditional License Agreement, the Company is obligated to pay Allen and CytoDyn as successor Licensor pursuant to the terms of the License Agreement.

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 2002 (CONTINUED)

In June 2001, the Company received notice of a claim from CytoDyn and Allen that, pursuant to the Conditional License Agreement among them, the Company has breached an alleged obligation under the Conditional License Agreement to allow them to inspect the Company's manufacturing processes. In June 2002, the Company received a claim from CytoDyn and Allen asserting that: (1) Amerimmune no longer has rights to the technology pursuant to the Patent and Trademark License Agreement with Three R; (2) the only rights Amerimmune has to the technology result from the Conditional License Agreement; and (3) Amerimmune has breached the Conditional License Agreement by failing to pay for the costs of patent applications in Europe and by not allowing Mr. Allen to inspect Amerimmune's manufacturing processes. The Company has disputed CytoDyn's and Mr. Allen's allegation that it has no rights to the technology from the Patent and Trademark License agreement with Three R, Mr. Allen's alleged inspection rights and his allegations regarding the consequences of the Company's decision not to pursue or pay the costs of certain European patent applications. In the event that Mr. Allen and CytoDyn are successful in any efforts to terminate the Conditional License Agreement, the License Agreement, with Three R and/or any other rights of the Company to utilize the technology that is the subject of such agreement, the Company's business, financial position and prospects would be materially and adversely affected.

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

In September 2000, Rex Lewis, O.B. Parrish, Kimberlie Cerrone, Wellington Ewen and Pam Kapustay, each a current or former officer and/or director of the Company, were served with a Complaint filed in August 2000 in the Superior Court of California for Los Angeles County (Case No. BC 235312). The Company was not named as a defendant.

The Complaint alleges causes of action against the defendants for libel and slander, intentional infliction of emotional distress, interference with contract, and unfair business practices. It seeks compensatory damages in the amount of $20 million and punitive damages and injunctive relief.

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 2002 (CONTINUED)

The allegations of the Complaint involve acts relating to: (1) the Company's cancellation in November 1999, of the Management Agreement with plaintiff WCCS, and (2) the cancellation and rescission of a technology licensing agreement by co-defendant CytoDyn. The Complaint alleges that certain Company officers and directors (as well as officers and directors of CytoDyn) made libelous and slanderous statements about the background and competency of certain plaintiffs, who are officers and shareholders of WCCS. It alleges that these statements caused the Company to cancel its Management Agreement with WCCS and CytoDyn to cancel its technology licensing agreement with plaintiff Three R. In May 2001, Three R, WCCS, Allen and CytoDyn settled their claims among them. (See "Purchase Agreement" above.)

The Company and the defendants have retained counsel to defend Mr. Lewis, Mr. Parrish, Ms. Cerrone and Ms. Kapustay and will indemnify them for fees and expenses incurred in their defense. The Company has also requested coverage for the acts alleged in the Complaint from two insurance companies under two different policies.

The Company has been informed that the defendants intend to vigorously contest the allegations of the Complaint. To the extent that the costs of the defense and any damages resulting from the Action are not covered by insurance and the Company is required to pay such amounts, the Company's financial condition could be materially adversely affected. The matter has been ordered to arbitration, which has not yet commenced.

OFFICER EMPLOYMENT AGREEMENT

On January 3, 2001, Rex H. Lewis' employment agreement was effective. The Company has accrued $70,000 representing the pro rata portion of the compensation applicable to the year ended March 31, 2000, $180,000 in fiscal 2002 and 2001 applicable to the respective years ended March 31, and $45,000 applicable to the three months ended June 30, 2002. Additionally, the Company issued 6,380,357 stock options to Mr. Lewis, at an exercise price of $0.22, which would have expired 10 years from the date of grant. The options that were issued to Mr. Lewis were non-qualified options and were not granted under the 1998 Omnibus Stock Incentive Plan.

In November 2001, the Company entered into an agreement with Mr. Lewis whereby he agreed to cancel the existing options in exchange for a warrant to purchase up to 6,380,357 shares of the Company's common stock at an exercise price of $0.22. In December 2001, Mr. Lewis assigned the warrant to Maya LLC. (See Item 4 Related Party Transactions.)

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 2002 (CONTINUED)

4.  RELATED PARTY TRANSACTIONS

During the period from inception (April 10, 1998) through March 31, 2000, the Company incurred expenses of $442,575 as a result of services performed by an affiliate, WCCS, on behalf of the Company. In fiscal 1999, the Company advanced $219,375 to WCCS to commence certain services in connection with the development of Cytolin(R) to be performed over a three year period beginning when the management agreement between the parties became effective. In November 1999, the Company notified WCCS of its rescission of this agreement and expensed the remaining prepaid management fees. The Company is evaluating remedies to collect all amounts paid to WCCS in conjunction with this agreement. See Note 3 and
Part II Item 1 for a discussion of a Complaint filed against current or former officers and/or directors of the Company related to the rescission of this agreement.

During the period from inception (April 10, 1998) through June 30, 2002, the Company paid consulting fees of $123,538 to Allen for providing scientific expertise regarding the development of Cytolin(R) and $326,725 pursuant to the Patent and Trademark License Agreement.

During the period from inception (April 10, 1998) through March 31, 2000, the Company incurred legal expenses of $10,000 for an attorney who is also a director of the Company.

During June 1999, the Company loaned CytoDyn $100,000 to facilitate payment by CytoDyn of certain legal and office expenses and to facilitate repayment to the Company by CytoDyn of previous advances. In February 2000, the Company loaned CytoDyn an additional $50,000 under the same terms and conditions as the original loan, as consideration for entering into the Conditional License Agreement (see Note 3). The loans bear interest at a rate of 8% per annum and are due, together with accrued interest, on or before February 23, 2001. The loans are secured by 450,000 shares of Company common stock which are owned by CytoDyn. As of June 30, 2002 this note is fully reserved, as the ability to collect on this receivable is questionable.

In July 2001, the Company entered into a Warrant Purchase Agreement ("Warrant Agreement") with Maya LLC ("Maya"), a limited liability company of which Rex H. Lewis, the Company's president and chief executive officer is the manager. The Warrant Agreement stipulates that Maya would purchase an initial warrant for $125,000 and would be entitled to purchase additional warrants in up to three separate closings of no less than $125,000 per closing during the 12-month period ending in July 2002. Each warrant has an exercise price of $0.20 per share of common stock, and expires 10 years from the date of issuance of the warrant. The number of shares of common stock underlying each warrant has been calculated using a valuation by an independent valuation consultant and it has been determined that each warrant to purchase one share of common stock had a value of $0.02.

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 2002 (CONTINUED)

As of June 30, 2002, Maya had purchased $500,000 of warrants pursuant to the Warrant Agreement, and accordingly, warrants to purchase an aggregate of 25,000,000 have been issued to Maya. In February 2002, Maya exercised its right to purchase 1,380,357 shares of the Company's common stock at an exercise price of $0.20 per share for a total price of $276,071.

In November 2001, the Company entered into an agreement with Lewis whereby he agreed to cancel options which were granted to him as part of his initial employment agreement (See "Officer Employment Agreement" above) in exchange for a warrant to purchase up to 6,380,357 shares of the Company's common stock at an exercise price of $0.22. In December 2001, Lewis assigned the warrant to Maya. As of June 30, 2002, none of these warrants have been exercised.

In June 2002, the Company borrowed $200,000 from Maya, secured by a promissory note. The loan is for six months with an interest rate of 10%. The lender may elect to accept payment of principal and interest in common stock of the Company, instead of cash, at a price of $0.10 per share.

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

PLAN OF OPERATION

     The Company (for purposes of this section, the term the "Company" includes the predecessor entity to its current operations, British Lion) is a development stage pharmaceutical research company and has not generated any revenues from operations for the period from April 10, 1998 (the date that British Lion commenced operations) through June 30, 2002. The Company is engaged in the pharmaceutical research business with the
primary purpose of developing   drugs designed to protect the immune
system, especially in patients suffering from Human Immunodeficiency Virus (HIV). The Company believes that drugs being developed by the Company may be important for the growing number of patients who have not been receiving treatment, for those who are on multi-drug therapy, and for those who have become resistant to drugs currently used to treat the HIV/AIDS virus. The Company intends to seek governmental approval from the Food and Drug Administration ("FDA") for drugs developed by the Company, including Cytolin(R). To date, the Company has devoted substantially all of its resources to the acquisition of a license, research and development of Cytolin(R), and expenses related to the startup of its business. The Company has been unprofitable since inception and expects to incur substantial additional operating losses for the next twelve months, as well as for the next few years, as it increases expenditures on research and development and allocates significant and increasing resources to clinical testing, marketing and other activities.

     In November and December 1998, the Company sold 1,426,790 shares of its common stock (at approximately $0.21 per share), for gross proceeds of $300,000, to certain accredited investors in a private placement. In December 1998, the Company began a second private placement of common stock to accredited investors, which was completed on February 22,

1999. The second private placement was made on a minimum/maximum "best efforts" basis. The Company raised the maximum amount of gross proceeds of $3,210,000 (7,633,364 common shares at approximately $0.42 per share) and paid cash offering expenses of $159,698. Net cash proceeds from the private placement aggregated $3,050,302. In July 2001, The Company entered into a Warrant Purchase Agreement with Maya (See Note 4) and as of June 30, 2002, Maya had purchased $500,000 in warrants pursuant to the Warrant Agreement and in February of 2002, Maya exercised its right under the Warrant Agreement to purchase 1,380,357 shares of the Company's common stock at an exercise price of $.20 per share which resulted in total proceeds to the Company of $276,071. In June 2002, the Company borrowed $200,000 from Maya (See Note 4). The Company believes that the funds received in these private placements and transactions will enable it to satisfy its cash requirements without the need to raise additional funds before August 31, 2002. The Company has commenced a tolerability study for Cytolin(R) after a clinical protocol was sanctioned by the FDA and the bulk drug was manufactured, tested, packaged, and released for clinical use. The Company has completed the submission of related manufacturing records to the FDA.

     The Company estimates that it will require significant additional funding over the next three years in order to continue operations and to successfully complete the development, testing and FDA approval process for its drugs(. The Company believes that additional funds will be needed to fund operations after August 31, 2002. There can be no assurances that such additional capital will be available to the Company on favorable terms, if at all. The failure of the Company to obtain additional funding if and when required would have a material adverse effect on the Company's ability to fulfill its business plan, continue its operations and meet its financial commitments.


RESULTS OF OPERATIONS

     For the three months ended June 30, 2002 the Company incurred $53,570 in research and development expenses, $268,755 in general and administrative expenses and earned $626 in interest income net of taxes and interest expense, resulting in a net loss of $321,699. The expenses incurred during this period relate primarily to continuation of research activities, regulatory and administrative expenses.

     For the three months ended June 30, 2001 the Company incurred $62,763 in research and development expenses, $192,324 in general and administrative expense and earned $3,285 in interest income net of taxes and interest expense, resulting in a net loss of $251,802. The expenses incurred during this period relate primarily to commencement of research activities, regulatory and administrative expenses.

     From April 10, 1998 (date of inception) to June 30, 2002, the Company incurred $2,198,756 in research and development expenses, $4,994,097 in general and administrative expenses and earned $146,909 in interest income net of taxes and interest expense, resulting in a net loss of $7,045,944. The expenses incurred during inception to June 30, 2002 relate primarily to commencement of business operations, research activities, purchase of license, stock compensation, regulatory, and administrative expenses.

     The Company's activities to date are not as broad in depth or scope as the activities it must undertake in the future, and the Company's historical operations and financial information are not indicative of its future operating results or financial condition or its ability to operate profitably as a commercial enterprise if and when it succeeds in bringing any product to market.


CAPITAL RESOURCES AND LIQUIDITY

     From the commencement of operations on April 10, 1998 to June 30, 2002, the Company had no operating revenues and incurred net losses of $7,045,944. At June 30, 2002, the Company had negative net working capital of $645,136. The Company requires significant capital to conduct the research and development and preclinical and clinical testing of its drugs. Management of the Company does not expect to generate revenue from operations within the next year. The Company believes that additional funds will be needed to fund operations after August 31, 2002. Recently, the Company has been dependent upon financing from Maya LLC, an affiliate of Rex Lewis, an executive officer, director and significant stockholder of the Company. There can be no assurance that Mr. Lewis or Maya LLC will be willing to continue to finance the Company's operations and there can be no assurance that any other source of additional capital will be available to the Company on favorable terms, if at all. The failure of the Company to obtain additional funding if and when required would have a material adverse effect on the Company's ability to fulfill its business plan, continue its operations and meet its financial commitments.

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


PART II

ITEM 1.  LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings which management believes are not routine and incidental to its business or which are material. The Company may in the future be a party to legal proceedings. See Note 3 to Unaudited Consolidated Financial Statements of this Form 10-QSB for a discussion of certain potential disputes.

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

     In June 2001, the Company received notice of a claim from CytoDyn and Allen that, pursuant to the Conditional License Agreement among them, the Company has breached an alleged obligation under the Conditional License Agreement to allow them to inspect the Company's manufacturing processes. In June 2002, the Company received a claim from CytoDyn and Allen asserting that: (1) Amerimmune no longer has rights to the technology pursuant to the Patent and Trademark License Agreement with Three R; (2) the only rights Amerimmune has to the technology result from the Conditional License Agreement; and (3) Amerimmune has breached the Conditional License Agreement by failing to pay for the costs of patent applications in Europe and by not allowing Mr. Allen to inspect Amerimmune's manufacturing processes. The Company has disputed CytoDyn's and Mr. Allen's allegation that it has no rights to the technology from the Patent and Trademark License agreement with Three R, Mr. Allen's alleged inspection rights and his allegations regarding the consequences of the Company's decision not to pursue or pay the costs of certain European patent applications. In the event that Mr. Allen and CytoDyn are successful in any efforts to terminate the Conditional License Agreement, the License Agreement, with Three R and/or any other rights of the Company to utilize the technology that is the subject of such agreement, the Company's business, financial position and prospects would be materially and adversely affected.


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

10.4 Subscription, Share Restriction and Proxy Agreement between British Lion Medical, Inc. and Allen D. Allen, dated October 23, 1998. (2)

10.5 Versailles Capital Corporation 1998 Omnibus Stock Incentive Plan as amended and restated through February 23, 1999.(4)

10.6 Conditional License Agreement between Allen D. Allen, CytoDyn of New Mexico, Inc. and Amerimmune, Inc., dated February 24,
       2000.(5)

10.7 Warrant Purchase Agreement between Amerimmune Pharmaceuticals, Inc. and Maya LLC (a limited liability company of which Rex H. Lewis, the Company's president and chief executive officer, is the manager), dated July 13, 2001.(6)

10.8 Exchange Agreement and Warrant to Purchase Shares of Common Stock between Amerimmune Pharmaceuticals, Inc. and Rex H. Lewis dated November 15, 2001.(7)

10.9   Greenery Executive Suites Lease between Amerimmune
       Pharmaceuticals, Inc. and Greenery Executive Suites dated January
       30, 2002.

16.0   Letter on change in certifying accountant. (8)

99.1 Promissory Note between Amerimmune Pharmaceuticals, Inc. and Maya LLC dated June 1, 2002.

99.2 Form of Certification for Rex Lewis, Chief Executive Officer of Amerimmune Pharmaceuticals, Inc.

99.3 Form of Certification for Kenneth Collins, Chief Financial Officer of Amerimmune Pharmaceuticals, Inc.

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

(3) Incorporated by reference from the Registrant's September 30, 1999 Form 10-QSB, dated November 12, 1999.

(4) Incorporated by reference from the Registrant's March 31, 1999 Form
    10-KSB.

(5) Incorporated by reference from the Registrant's March 31, 2000 Form
    10-KSB.

(6) Incorporated by reference from the Registrant's June 30, 2001 Form
    10-QSB.

(7) Incorporated by reference from the Registrant's December 31, 2001
    Form 10-QSB.

(8) Incorporated by reference from the like numbered exhibit filed with the Registrant's Current Report on Form 8-K, dated March 29, 1999.

(b) Reports on Form 8-K
    -------------------

    During the three months ended June 30, 2002, the Company filed no Current Reports on Form 8-K.



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



                              AMERIMMUNE PHARMACEUTICALS, INC.


Signatures                       Title                 Date
----------                       -----                 ----

                         Chairman of the Board
/s/ O.B Parrish          and Director                  August 13, 2002
---------------
O.B Parrish

/s/ Kenneth M. Collins   Chief Financial Officer       August 13, 2002
----------------------
Kenneth M. Collins