Form 10QSB
period 2002-09-30
AMERIMMUNE PHARMACEUTICALS INC
filed 2002-11-19
CIK 818808

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                               FORM 10-QSB

[ x ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  September 30, 2002

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

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 4, 2002, 34,194,609 shares of the issuer's Common Stock, $0.05 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one):

Yes           No    X
    -------      -------

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


PART I                    FINANCIAL INFORMATION                  PAGE NO.

Item 1. Financial Statements:

Consolidated Balance Sheets - March 31, 2002 and
September 30, 2002 (unaudited) . . . . . . . . . . . . . . . . . . . . .2

Consolidated Statements of Operations - for the Three Months Ended September 30, 2001 and 2002 and cumulative amounts from
April 10, 1988 (date of inception) through
September 30, 2002 (unaudited) . . . . . . . . . . . . . . . . . . . . .3

Consolidated Statements of Operations - for the Six Months Ended
September 30, 2001 and 2002 and cumulative amounts from
April 10, 1988 (date of inception) through
September 30, 2002 (unaudited) . . . . . . . . . . . . . . . . . . . . .4

Consolidated Statements of Cash Flows - for the Six Months Ended
September 30, 2001 and 2002 and cumulative amounts from
April 10, 1988 (date of inception) through
September 30, 2002 (unaudited) . . . . . . . . . . . . . . . . . . . . .5

Notes to Unaudited Consolidated Financial Statements . . . . . . . . . .7

Item 2. Management's Discussion and Analysis or Plan of Operation. . . 19

Item 3. Controls and Procedures. . . . . . . . . . . . . . . . . . . . 23

PART II                     OTHER INFORMATION

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 23

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . . . . 25

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 25

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 27

Certification of Chief Executive Officer . . . . . . . . . . . . . . . 28

Certification of Chief Financial Officer . . . . . . . . . . . . . . . 30

PART I              AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED BALANCE SHEETS
ITEM 1. FINANCIAL STATEMENTS

                                 ASSETS

                                                    MARCH 31, 2002      SEPTEMBER 30,
                                                      (AUDITED)             2002
                                                                         (UNAUDITED)
                                                    --------------      -------------
CURRENT ASSETS

  Cash and cash equivalents                          $    126,313        $      4,354
  Other current assets                                      9,152              37,734
                                                     ------------        ------------

          TOTAL CURRENT ASSETS                            135,465              42,088
                                                     ------------        ------------

PROPERTY AND EQUIPMENT, NET                                 1,350               1,104
                                                     ------------        ------------

OTHER ASSETS
  Deposits                                                  3,100                 200
                                                     ------------        ------------

          TOTAL ASSETS                               $    139,915        $     43,392
                                                     ============        ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                   $     23,267        $     67,090
  Note payable                                                  -             200,000
  Accrued liabilities                                     506,833             758,007
                                                     ------------        ------------

          TOTAL CURRENT LIABILITIES                       530,100           1,025,097
                                                     ------------        ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Preferred stock $0.10 par value, 50,000,000 shares
    authorized, no shares issued or outstanding                 -                   -
  Common stock $0.05 par value, 100,000,000 shares
    authorized, 34,644,609 and 34,194,609 shares
    issued and outstanding on March 31, and
    September 30 respectively                           1,732,231           1,709,731
  Additional paid-in-capital                            4,672,904           4,695,404
  Note receivable from affiliate                          (71,074)                  -
  Deficit accumulated during the development stage     (6,724,246)         (7,386,840)
                                                     ------------        ------------

          TOTAL SHAREHOLDERS' DEFICIENCY                 (390,185)           (981,705)
                                                     ------------        ------------
          TOTAL LIABILITIES AND SHAREHOLDERS'
           DEFICIENCY                                $    139,915        $     43,392
                                                     ============        ============

                                    2
See accompanying notes

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002
     AND CUMULATIVE AMOUNTS FROM APRIL 10, 1998 (Date of Inception)
                       THROUGH SEPTEMBER 30, 2002
                               (unaudited)


                                        THREE MONTHS        THREE MONTHS        CUMULATIVE
                                            ENDED               ENDED          AMOUNTS FROM
                                        SEPTEMBER 30,       SEPTEMBER 30,        INCEPTION
                                        -------------       -------------        ---------
                                            2001               2002
                                            ----               ----
COSTS AND EXPENSES
  Research and development               $    177,207       $     20,735      $  2,398,880
  General and administrative                  203,178            115,016         5,130,027
                                         ------------       ------------      ------------

          OPERATING LOSS                     (380,385)          (135,751)       (7,528,907)

OTHER INCOME (EXPENSE)
  Interest income                                 480                269           174,726
  Interest expense                               (590)            (5,111)          (25,459)
                                         ------------       ------------      ------------



LOSS BEFORE PROVISION
  FOR INCOME TAXES                           (380,495)          (140,593)       (7,379,640)

PROVISION FOR INCOME TAXES                          -                  -             7,200
                                         ------------       ------------      ------------

NET LOSS                                 $   (380,495)      $   (140,593)     $ (7,386,840)
                                         ============       ============      ============

NET LOSS PER COMMON SHARE - BASIC
  AND DILUTED                            $      (0.01)      $      (0.00)
                                         ============       ============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING - BASIC AND DILUTED          42,298,832         34,344,609
                                         ============       ============


See accompanying notes

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2002
     AND CUMULATIVE AMOUNTS FROM APRIL 10, 1998 (Date of Inception)
                       THROUGH SEPTEMBER 30, 2002
                               (unaudited)





                                         SIX MONTHS          SIX MONTHS         CUMULATIVE
                                            ENDED               ENDED          AMOUNTS FROM
                                        SEPTEMBER 30,       SEPTEMBER 30,        INCEPTION
                                        -------------       -------------        ---------
                                            2001               2002
                                            ----               ----
COSTS AND EXPENSES
  Research and development               $    239,970       $     74,305      $  2,398,880
  General and administrative                  395,502            383,771         5,130,027
                                         ------------       ------------      ------------

          OPERATING LOSS                     (635,472)          (458,076)       (7,528,907)


OTHER INCOME (EXPENSE)
  Interest income                               6,299              4,775           174,726
  Interest expense                             (1,524)            (7,391)          (25,459)
                                         ------------       ------------      ------------




LOSS BEFORE PROVISION
  FOR INCOME TAXES                           (630,697)          (460,692)       (7,379,640)

PROVISION FOR INCOME TAXES                      1,600              1,600             7,200
                                         ------------       ------------      ------------

NET LOSS                                 $   (632,297)      $   (462,292)     $ (7,386,840)
                                         ============       ============      ============

NET LOSS PER COMMON SHARE - BASIC
  AND DILUTED                            $      (0.01)      $      (0.01)
                                         ============       ============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING - BASIC AND DILUTED          42,668,811         34,494,609
                                         ============       ============




See accompanying notes

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2002
     AND CUMULATIVE AMOUNTS FROM APRIL 10, 1998 (Date of Inception)
                       THROUGH SEPTEMBER 30, 2002
                               (unaudited)






                                         SIX MONTHS          SIX MONTHS         CUMULATIVE
                                            ENDED               ENDED          AMOUNTS FROM
                                        SEPTEMBER 30,       SEPTEMBER 30,        INCEPTION
                                        -------------       -------------        ---------
                                            2001               2002
                                            ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                               $   (632,297)      $   (462,292)     $ (7,386,840)


ADJUSTMENTS TO RECONCILE NET LOSS
 TO NET CASH USED BY OPERATING ACTIVITIES
  Noncash transactions:
  Depreciation and amortization                 5,968                246            35,443
  Reserve for note receivable from
    affiliate                                  26,400             71,074           150,000
  Fair value of stock and an option
    issued in exchange for services and
    trademark rights                                -                  -           814,000
  Fair value of stock issued to
    prospective officers                            -                  -           142,500
  Fair value of stock transferred to a
    prospective officer by a principal
    shareholder                                     -                  -            90,000
  Fair value of stock and an option
    transferred by a principal shareholder
    in exchange for services                        -                  -           452,000
  Fair value of stock options issued in
    exchange for services                           -                  -             9,996
  Modification of stock options                                        -           383,794
  Exchange of stock options to warrants
    for employee services                           -                  -           382,821
  Changes in assets and liabilities:
    Other current assets                        4,667            (28,581)          (37,733)
    Deposits                                        -              2,900              (200)
    Accounts payable and accrued expenses     215,936             94,694           825,097
                                         ------------       ------------      ------------
  Total adjustments                           252,971            140,333         3,247,718
                                         ------------       ------------      ------------
     NET CASH USED BY OPERATING
      ACTIVITIES                             (379,326)          (321,959)       (4,139,122)
                                         ------------       ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment               -                  -           (36,547)
  Loan to an affiliate                         (4,245)                 -          (150,000)
                                         ------------       ------------      ------------
     NET CASH USED IN INVESTING
      ACTIVITIES                               (4,245)                 -          (186,547)
                                         ------------       ------------      ------------


Continued on next page

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2002
     AND CUMULATIVE AMOUNTS FROM APRIL 10, 1998 (Date of Inception)
                       THROUGH SEPTEMBER 30, 2002
                               (unaudited)





CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from sales of common stock
    and warrants                              250,000                  -         4,130,023
                                         ------------       ------------      ------------
  Net proceeds from loan from affiliate             -            200,000           200,000
                                         ------------       ------------      ------------
     NET CASH PROVIDED BY FINANCING
       ACTIVITIES                             250,000            200,000         4,330,023
                                         ------------       ------------      ------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                          (133,571)          (121,959)            4,354
                                         ------------       ------------      ------------

CASH AND CASH EQUIVALENTS,
 Beginning of Period                          215,810            126,313                 -
                                         ------------       ------------      ------------
CASH AND CASH EQUIVALENTS,
 Ending of Period                        $     82,239       $      4,354      $      4,354
                                         ============       ============      ============



See accompanying notes

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002

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

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2002 (CONTINUED)


On August 6, 1999, the shareholders of the Company adopted an amendment to the Company's articles of incorporation to change the name of the Company to Amerimmune Pharmaceuticals, Inc. from Versailles Capital Corporation.

BASIS OF PRESENTATION AND MANAGEMENT PLAN

As described in the Form 8-K filed on November 15, 2002, the Company believes that an accrual of research and development expenses in the approximate amount of $200,000 should have been made as of March 31, 2002. The Company intends to file an amendment to its Form 10-KSB for the fiscal year ended March 31, 2002. Because the Company is in the process of determining the appropriate periods to which the charge belongs, and since our 10-KSB for the year ended March 31, 2002, has not been modified as of the filing of this September 30, 2002 10-QSB, the accrual has been reflected in the accompanying financial statements of the Company in the following manner.

The entire amount of approximately $200,000 is included in Accrued Liabilities in the September 30, 2002 Balance Sheet, but no accrual is included in the March 31, 2002 Balance Sheet, (the March 31, 2002 balance sheet will be adjusted when the amended 10-KSB for the year ended March 31, 2002 is filed). The entire amount of approximately $200,000 is included as Research and Development expenses in the Statement of Operations for Cumulative Amounts From Inception through September 30, 2002, but not in the Statements of Operations for the Three and Six Month periods Ended September 30, 2001 and 2002. The entire amount of approximately $200,000 is included in Accounts Payable and Accrued Expenses in the Statement of Cash Flows for Cumulative Amounts From Inception through September 30, 2002, but not in the Statements of Cash Flows for the Six Month periods Ended September 30, 2001 and 2002.

The Statement of Operations amounts for the year ended March 31, 2002 and the interim periods in fiscal 2002, and the interim periods in fiscal 2001, will be adjusted when the periods to which the approximately $200,000 adjustment have been determined. This will be done in the footnotes to the amended March 31, 2002 10-KSB upon its filing.

Except as discussed above, the accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-QSB on the basis of a going concern. Certain notes and other information have been condensed or omitted from the unaudited interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by accounting principals generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the six months ended September 30, 2002 are

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2002 (CONTINUED)


not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the period ended March 31, 2002 as filed with the Securities and Exchange Commission. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company is a development stage pharmaceutical research company and has not generated any revenues from operations for the period from April 10, 1998 (the date that British Lion commenced operations) through September 30, 2002. The Company has devoted substantially all of its resources to the acquisition of a license, research and development of Cytolin(R), and expenses related to the startup of its business. The Company has been unprofitable since inception and expects to incur substantial additional operating losses for the next twelve months, as well as for the next few years, as it increases expenditures on its research and development activities and allocates significant and increasing resources to clinical testing, marketing and other activities.

The Company commenced a tolerability study for Cytolin(R) after a clinical protocol was sanctioned by the Food and Drug Administration ("FDA") and the bulk drug has been manufactured, tested, packaged, and released for clinical use. The Company has completed the submission of related manufacturing records to the FDA.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company estimates that it will require significant additional funding over the next three years to continue operations and to successfully complete the FDA approval process for its products. The Company believes that additional funds will be needed to fund operations after November 30, 2002. The Company has established plans designed to increase the capitalization of the Company and is seeking additional capital that will provide funds needed to increase the internal growth of the Company in order to fully implement its business plans. There can be no assurances that such additional capital will be available to the Company on favorable terms, if at all. The failure of the Company to obtain additional funding if and when required would have a material adverse effect on the Company's ability to fulfill its business plan, continue its operations and meet its financial commitments.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2002 (CONTINUED)


CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. At September 30, 2002, substantially all cash and cash equivalents were on deposit with one financial institution.

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

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2002 (CONTINUED)


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

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2002 (CONTINUED)


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

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2002 (CONTINUED)


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

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2002 (CONTINUED)


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

In February 2000, the Company entered into a Conditional License Agreement with Allen and CytoDyn which is designed to preserve the Company's rights to the technology in the event that the technology that is the subject of both the Purchase Agreement and the License Agreement reverted to, or was acquired by Allen or Cytodyn. In consideration for entering into the Conditional License Agreement, the Company advanced CytoDyn an additional $50,000 pursuant to the terms of a Loan Agreement which was previously entered into whereby the Company loaned CytoDyn $100,000. (See Note 4). At March 31, 2002, the note receivable of $150,000, which is collateralized by shares of the Company's stock, plus accrued interest was classified as a reduction of shareholders' equity. As of September 30, 2002, the Company has written off the note receivable and accrued interest receivable as it was deemed to be uncollectible, and 450,000 shares of the Company, that represented the collateral for the loan were cancelled.

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

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2002 (CONTINUED)


In June 2001, the Company received notice of a claim from CytoDyn and Allen that, pursuant to the Conditional License Agreement among them, the Company has breached an alleged obligation under the Conditional License Agreement to allow them to inspect the Company's manufacturing processes. In June 2002, the Company received a claim from Cytodyn and Allen asserting that: (1) Amerimmune no longer has rights to the technology pursuant to the Patent and Trademark License Agreement with Three R; (2) the only rights Amerimmune has to the technology result from the Conditional License Agreement; and (3) Amerimmune has breached the Conditional License Agreement by failing to pay for the costs of patent applications in Europe and other expenses allegedly incurred by Mr. Allen as a result of Amerimmune's alleged actions or inactions, and by not allowing Mr. Allen to inspect Amerimmune's manufacturing processes. The Company has disputed CytoDyn's and Mr. Allen's allegation that it has no rights to the technology from the Patent and Trademark License agreement with Three R, Mr. Allen's alleged inspection rights and his allegations regarding the consequences of the Company's decision not to pursue or pay the costs of certain European patent applications as well as his assertions regarding the Company's alleged failure to pay certain fees and expenses. In the event that Mr. Allen and CytoDyn are successful in any efforts to terminate the Conditional License Agreement, the License Agreement, with Three R and/or any other rights of the Company to utilize the technology that is the subject of such agreement, the Company's business, financial position and prospects would be materially and adversely affected.

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

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2002 (CONTINUED)


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

OFFICER EMPLOYMENT AGREEMENT

On January 3, 2001, Rex H. Lewis' employment agreement was effective. The Company has accrued $70,000 representing the pro rata portion of the compensation applicable to the year ended March 31, 2000, $180,000 in fiscal 2002 and 2001 applicable to the respective years ended March 31, and $90,000 applicable to the six months ended September 30, 2002. Additionally, the Company issued 6,380,357 stock options to Mr. Lewis, at an exercise price of $0.22, which would have expired 10 years from the date of grant. The options that were issued to Mr. Lewis were non-qualified options and were not granted under the 1998 Omnibus Stock Incentive Plan.

In November 2001, the Company entered into an agreement with Mr. Lewis whereby he agreed to cancel the existing options in exchange for a warrant to purchase up to 6,380,357 shares of the Company's common stock at an exercise price of $0.22. In December 2001, Mr. Lewis assigned the warrant to Maya LLC. (See Item 4 Related Party Transactions.)

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2002 (CONTINUED)


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

During the period from inception (April 10, 1998) through September 30, 2002, the Company paid consulting fees of $126,577 to Allen for providing scientific expertise regarding the development of Cytolin(R) and $348,771 pursuant to the Patent and Trademark License Agreement.

During the period from inception (April 10, 1998) through March 31, 2000, the Company incurred legal expenses of $10,000 for an attorney who is also a director of the Company.

During June 1999, the Company loaned CytoDyn $100,000 to facilitate payment by CytoDyn of certain legal and office expenses and to facilitate repayment to the Company by CytoDyn of previous advances. In February 2000, the Company loaned CytoDyn an additional $50,000 under the same terms and conditions as the original loan, as consideration for entering into the Conditional License Agreement (see Note 3). The loans bear interest at a rate of 8% per annum and are due, together with accrued interest, on or before February 23, 2001. The loans are secured by 450,000 shares of Company common stock which are owned by CytoDyn. As of September 30, 2002 this note was deemed to be uncollectible, and the 450,000 shares of the Company which served as collateral were cancelled.

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

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2002 (CONTINUED)


As of September 30, 2002, Maya had purchased $500,000 of warrants pursuant to the Warrant Agreement, and accordingly, warrants to purchase an aggregate of 25,000,000 shares of common stock of the Company have been issued to Maya. In February 2002, Maya exercised its right to purchase 1,380,357 shares of the Company's common stock at an exercise price of $0.20 per share for a total price of $276,071.

In November 2001, the Company entered into an agreement with Lewis whereby he agreed to cancel options which were granted to him as part of his initial employment agreement (See "Officer Employment Agreement" above) in exchange for a warrant to purchase up to 6,380,357 shares of the Company's common stock at an exercise price of $0.22. In December 2001, Lewis assigned the warrant to Maya. As of September 30, 2002, none of these warrants have been exercised. A non-cash general and administrative expense of $382,821 was recorded as a result of this exchange in the quarter ended December 31, 2001.

In June 2002, the Company borrowed $200,000 from Maya, secured by a promissory note. The loan is for six months with an interest rate of 10%. The lender may elect to accept payment of principal and interest in common stock of the Company, instead of cash, at a price of $0.10 per share.

In October 2002, the Company borrowed $100,000 from Maya, secured by a promissory note. The loan is for two months with an interest rate of 10%. The lender may elect to accept payment of principal and interest in common stock of the Company, instead of cash, at a price of $0.10 per share.

In November 2002, the Company borrowed $100,000 from Maya, secured by a promissory note. The loan is for two months with an interest rate of 10%. The lender may elect to accept payment of principal and interest in common stock of the Company, instead of cash, at a price of $0.10 per share.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Some of the statements made in this Form 10-QSB and the documents incorporated herein by reference that are not historical facts, such as anticipated results of clinical trials, may constitute "forward-looking statements," which forward looking statements are made pursuant to the safe harbor provisions in the federal securities laws. These statements often can be identified by the use of terms such as "may," "will," "expect," "anticipate," "estimate," "should", "could", "experts",
"plans", "believes", "predicts", "potential", or "continue," or the negative thereof. Such forward-looking statements speak only as of the date made. Forward-looking statements are subject to risks, uncertainties and other factors beyond the control of the Company that could cause actual results, levels of activity, performance, achievements, and events to differ materially from historical results of operations, levels of activity, performance, achievements, and events and any future results, levels of activity, performance, achievements and events implied by such forward-looking statements. Reference is made to the Company's Annual Report on Form 10-K for a discussion of these various risk factors and uncertainties. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, achievements, or events. Moreover, neither the Company nor any other person assumes responsibility for the accuracy or completeness of such statements. The Company disclaims any obligation to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

PLAN OF OPERATION

     The Company (for purposes of this section, the term the "Company" includes the predecessor entity to its current operations, British Lion) is a development stage pharmaceutical research company and has not generated any revenues from operations for the period from April 10, 1998 (the date that British Lion commenced operations) through September 30, 2002. The Company is engaged in the pharmaceutical research business with the primary purpose of developing drugs designed to protect the immune system, especially in patients suffering from Human Immunodeficiency Virus (HIV). The Company believes that drugs being developed by the Company may be important for the growing number of patients who have not been receiving treatment, for those who are on multi-drug therapy, and for those who have become resistant to drugs currently used to treat the HIV/AIDS virus. The Company intends to seek governmental approval from the Food and Drug Administration ("FDA") for drugs developed by the Company, including Cytolin(R). To date, the Company has devoted substantially all of its resources to the acquisition of a license, research and development of Cytolin(R), and expenses related to the startup of its business. The Company has been unprofitable since inception and expects to incur substantial additional operating losses for the next twelve months, as well as for the next few years, as it increases expenditures on research and development and allocates significant and increasing resources to clinical testing, marketing and other activities.

     In November and December 1998, the Company sold 1,426,790 shares of its common stock (at approximately $0.21 per share), for gross proceeds of $300,000, to certain accredited investors in a private placement. In December 1998, the Company began a second private placement of common stock to accredited investors, which was completed on February 22, 1999. The second private placement was made on a minimum/maximum "best efforts" basis. The Company raised the maximum amount of gross proceeds of $3,210,000 (7,633,364 common shares at approximately $0.42 per share) and paid cash offering expenses of $159,698. Net cash proceeds from the private placement aggregated $3,050,302. In July 2001, the Company entered into a Warrant Purchase Agreement with Maya (See Note 4) and as of June 30, 2002, Maya had purchased $500,000 in warrants pursuant to the Warrant Agreement and in February of 2002, Maya exercised its right under the Warrant Agreement to purchase 1,380,357 shares of the Company's common stock at an exercise price of $.20 per share which resulted in total proceeds to the Company of $276,071. In October and November 2002, the Company borrowed a total of $200,000 from Maya (See Note 4). The Company believes that the funds received in these private placements and transactions will enable it to satisfy its cash requirements without the need to raise additional funds before November 30, 2002. The Company has commenced a tolerability study for Cytolin(R) after a clinical protocol was sanctioned by the FDA and the bulk drug was manufactured, tested, packaged, and released for clinical use. The Company has completed the submission of related manufacturing records to the FDA.

     The Company estimates that it will require significant additional funding over the next three years in order to continue operations and to successfully complete the development, testing and FDA approval process for its drugs(R). The Company believes that additional funds will be needed to fund operations after November 30, 2002. There can be no assurances that such additional capital will be available to the Company on favorable terms, if at all. The failure of the Company to obtain additional funding if and when required would have a material adverse effect on the Company's ability to fulfill its business plan, continue its operations and meet its financial commitments.


RESULTS OF OPERATIONS

     For the three months ended September 30, 2002 the Company incurred $20,735 in research and development expenses, $115,016 in general and administrative expenses and paid $4,842 in interest expense net of interest income, resulting in a net loss of $140,593. The expenses incurred during this period relate primarily to continuation of research activities, regulatory and administrative expenses. The decline in expenses for the three months ended September 30, 2002 when compared to three months ended September 30, 2001 is primarily due to a reduction of funds available to fund such expenditures.

     For the three months ended September 30, 2001 the Company incurred $177,207 in research and development expenses, $203,178 in general and
administrative expenses and paid   $110 in interest expense net of
interest income, resulting in a net loss of $380,495. The expenses incurred during this period relate primarily to commencement of research activities, regulatory and administrative expenses. See Note 1, "Basis of Presentation and Management Plan" for a discussion of certain adjustments to prior period financial statements relating to the accrual of certain research and development expenses.

     For the six months ended September 30, 2002 the Company incurred $74,305 in research and development expenses, $383,771 in general and administrative expenses and paid $2,616 in interest expense net of interest income, resulting in a net loss of $462,292. The expenses incurred during this period relate primarily to continuation of research activities, regulatory and administrative expenses. The decline in expenses for the six months ended September 30, 2002 when compared to the six months ended September 30, 2001 is primarily due to a reduction of funds available to fund such expenditures.

     For the six months ended September 30, 2001 the Company incurred $239,970 in research and development expenses, $395,502 in general and administrative expense and earned $3,175 in interest income net of taxes and interest expense, resulting in a net loss of $632,297. The expenses incurred during this period relate primarily to commencement of research activities, regulatory and administrative expenses. See Note 1, "Basis of Presentation and Management Plan" for a discussion of certain adjustments to prior period financial statements relating to the accrual of certain research and development expenses.

     From April 10, 1998 (date of inception) to September 30, 2002, the Company incurred $2,398,880 in research and development expenses, $5,130,027 in general and administrative expenses and earned $142,087 in interest income net of taxes and interest expense, resulting in a net loss of $7,386,840. The expenses incurred during inception to September 30, 2002 relate primarily to commencement of business operations, research activities, purchase of license, stock compensation, regulatory, and administrative expenses.

     The Company's activities to date are not as broad in depth or scope as the activities it must undertake in the future, and the Company's historical operations and financial information are not indicative of its future operating results or financial condition or its ability to operate profitably as a commercial enterprise if and when it succeeds in bringing any product to market.

     As described in the Form 8-K filed on November 15, 2002, the Company believes that an accrual of research and development expenses in the approximate amount of $200,000 should have been made as of March 31, 2002. The Company intends to file an amendment to its Form 10-KSB for the fiscal year ended March 31, 2002. The Company is in the process of determining the appropriate periods to which the charge belongs. In the interim, the discussion of the Company's Results of Operations for the three and six month periods ended September 30, 2001 and 2002 do not reflect such accruals. However, the entire amount of approximately $200,000 is included as Research and Development expenses in the Statement of Operations for Cumulative Amounts From Inception through September 30, 2002 in the accompanying financial statements. See page
8, "Basis of Presentation and Management Plan" for full discussion of this issue.

CAPITAL RESOURCES AND LIQUIDITY

     From the commencement of operations on April 10, 1998 to September 30, 2002, the Company had no operating revenues and incurred net losses of $7,386,840. At September 30, 2002, the Company had negative net working capital of $983,009. The Company requires significant capital to conduct the research and development and preclinical and clinical testing of its drugs. Management of the Company does not expect to generate revenue from operations within the next year and there can be no assurances that the Company will ever generate significant revenue. The Company believes that additional funds will be needed to fund operations after November 30, 2002. Recently, the Company has been dependent upon financing from Maya LLC, an affiliate of Rex Lewis, an executive officer, director and significant stockholder of the Company. There can be no assurance that Mr. Lewis or Maya LLC will be willing to continue to finance the Company's operations and there can be no assurance that any other source of additional capital will be available to the Company on favorable terms, if at all. The failure of the Company to obtain additional funding if and when required would have a material adverse effect on the Company's ability to fulfill its business plan, continue its operations and meet its financial commitments.

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

ITEM 3.  CONTROLS AND PROCEDURES

     (a) Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, except as follows:

     The Chief Executive Officer and Chief Financial Officer have concluded that there were certain material deficiencies in controls over the capture and recognition of research and development expenses. This deficiency resulted in a material misstatement of the Company's expenses and related accrued liabilities for the year ended March 31, 2002, and prior periods, which misstatement was not detected until the current quarter ended September 30, 2002. We have taken corrective action to ensure that such expenses are captured and timely recognized in the future.

     (b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses), except as noted above, in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II

ITEM 1.  LEGAL PROCEEDINGS

     While the Company is not a party to any pending legal proceedings which management believes are not routine and incidental to its business or which are material, the Company may in the future be a party to legal proceedings and may be potentially affected by certain pending litigation to which it is not a party.  See Note 3 to Unaudited
Consolidated Financial Statements of this Form 10-QSB for a discussion of certain potential disputes.

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

     In June 2001, the Company received notice of a claim from CytoDyn and Allen that, pursuant to the Conditional License Agreement among them, the Company has breached an alleged obligation under the Conditional License Agreement to allow them to inspect the Company's manufacturing processes. In June 2002, the Company received a claim from Cytodyn and Allen asserting that: (1) Amerimmune no longer has rights to the technology pursuant to the Patent and Trademark License Agreement with Three R; (2) the only rights Amerimmune has to the technology result from the Conditional License Agreement; and (3) Amerimmune has breached the Conditional License Agreement by failing to pay for the costs of patent applications in Europe and other expenses allegedly incurred by Mr. Allen as a result of Amerimmune's alleged actions or inactions, and by not allowing Mr. Allen to inspect Amerimmune's manufacturing processes. The Company has disputed CytoDyn's and Mr. Allen's allegation that it has no rights to the technology from the Patent and Trademark License agreement with Three R, Mr. Allen's alleged inspection rights and his allegations regarding the consequences of the Company's decision not to pursue or pay the costs of certain European patent applications as well as his assertions regarding the Company's alleged failure to pay certain fees and expenses. In the event that Mr. Allen and CytoDyn are successful in any efforts to terminate the Conditional License Agreement, the License Agreement, with Three R and/or any other rights of the Company to utilize the technology that is the subject of such agreement, the Company's business, financial position and prospects would be materially and adversely affected.

     The Company has received a claim from Symbion Research International, Inc. (Symbion) that the Company allegedly owes approximately $360,000 for work performed on clinical trials. The Company is disputing the amount owed and Symbion has threatened litigation. The Company is currently discussing the possibility of resolving the matter by means of arbitration with Symbion.

     A portion of the claim relates to services performed by Symbion for research and development for periods through March 31, 2002. The Company believes that an accrual of expenses in the approximate amount of $200,000 should have been made as of March 31, 2002 and the Company intends to file an amendment to its Form 10-KSB for the fiscal year ended

March 31, 2002. It has not yet been determined by the Company the impact of the adjustment on the net loss for the fiscal year ended March 31, 2002, or for any interim period in fiscal 2002, or for any prior periods. The Company is in the process of determining the appropriate periods to which the charge belongs.

ITEM 2. CHANGES IN SECURITIES

     In August 2002, 450,000 shares of the Company's stock were cancelled. These shares had been pledged by Cytodyn as collateral for a loan from the Company and were subsequently forfeited by Cytodyn when the loan was deemed uncollectible.

     In June, October and November 2002, the Company borrowed a total of $400,000 from Maya LLC, secured by a promissory note. The lender may elect to accept payment of principal and interest in common stock of the Company, instead of cash, at a price of $0.10 per share (Note 4).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits
       --------

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

16.0   Letter on change in certifying accountant. (8)

99.1   Certification for Rex Lewis, Chief Executive Officer of
       Amerimmune Pharmaceuticals, Inc.

99.2 Certification for Kenneth Collins, Chief Financial Officer of Amerimmune Pharmaceuticals, Inc.

99.3 Promissory Note between Amerimmune Pharmaceuticals, Inc. and Maya LLC dated October 1, 2002.

99.4 Promissory Note between Amerimmune Pharmaceuticals, Inc. and Maya LLC dated November 1, 2002.
-------------------------------------------------------------------------
(1) Incorporated by reference to the Registrant's Registration Statement on Form 10-SB, Registration No. 0-22865, as filed with the Commission on July 22, 1997, and amended on Form 10-SB/A-1, filed with the Commission on February 25, 1998.


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

(b)  Reports on Form 8-K
     -------------------

     On November 15, 2002, the Company filed a Current Report on
     Form 8-K describing an upcoming restatement of Form 10-KSB for the fiscal year ended 3-31-02.


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



                                   AMERIMMUNE PHARMACEUTICALS, INC.


Signatures                      Title               Date
----------                      -----               ----

                          Chairman of the Board
/s/ O.B Parrish           and Director              November 19, 2002
---------------
O.B Parrish

/s/ Kenneth M. Collins    Chief Financial Officer   November 19, 2002
----------------------
Kenneth M. Collins

                             CERTIFICATIONS
                             --------------

I, Rex Lewis, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Amerimmune Pharmaceuticals, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report in being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
               "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant roles in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 19, 2002
                                   /s/ REX LEWIS
                                   ------------------------
                                   Rex Lewis
                                   Chief Executive Officer

                             CERTIFICATIONS
                             --------------

I, Kenneth M. Collins, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Amerimmune Pharmaceuticals, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report in being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
               "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant roles in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 19, 2002
                                   /s/ KENNETH M. COLLINS
                                   ------------------------
                                   Kenneth M. Collins
                                   Chief Financial Officer