Form 10KSB/A
period 2002-03-31
AMERIMMUNE PHARMACEUTICALS INC
filed 2002-12-30
CIK 818808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-KSB/A


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

Item 10. Executive Compensation. . . . . . . . . . . . . . . . . . . . 23

Item 11. Security Ownership of Certain Beneficial Owners and
           Management. . . . . . . . . . . . . . . . . . . . . . . . . 24

Item 12. Certain Relationships and Related Transactions. . . . . . . . 26

Item 13. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . 27

                    AMERIMMUNE PHARMACEUTICALS, INC.

                              FORM 10-KSB/A

FORWARD-LOOKING STATEMENTS

SOME OF THE STATEMENTS MADE IN THIS FORM 10-KSB/A AND THE DOCUMENTS INCORPORATED HEREIN BY REFERENCE THAT ARE NOT HISTORICAL FACTS, SUCH AS ANTICIPATED RESULTS OF CLINICAL TRIALS, MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS," WHICH FORWARD LOOKING STATEMENTS ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS IN THE FEDERAL SECURITIES LAWS. THESE STATEMENTS OFTEN CAN BE IDENTIFIED BY THE USE OF TERMS SUCH AS "MAY," "WILL," "EXPECT," "ANTICIPATE," "ESTIMATE," "SHOULD", "COULD", "EXPERTS", "PLANS", "BELIEVES", "PREDICTS", "POTENTIAL", OR "CONTINUE," OR THE NEGATIVE THEREOF. SUCH FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE MADE. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND OTHER FACTORS BEYOND THE CONTROL OF THE COMPANY THAT COULD CAUSE ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE, ACHIEVEMENTS, AND EVENTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OF OPERATIONS, LEVELS OF ACTIVITY, PERFORMANCE, ACHIEVEMENTS, AND EVENTS AND ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE, ACHIEVEMENTS AND EVENTS IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THESE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED UNDER THE CAPTION "RISK FACTORS" IN ITEM 1 OF THIS FORM 10-KSB/A. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, THE COMPANY CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY,
PERFORMANCE, ACHIEVEMENTS, OR EVENTS.   MOREOVER, NEITHER THE COMPANY NOR
ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY OR COMPLETENESS OF SUCH STATEMENTS. THE COMPANY DISCLAIMS ANY OBLIGATION TO REVISE ANY FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENT OR TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS.

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

EARLY STAGE COMPANY WITH NO REVENUES AND A HISTORY OF LOSES; SUBSTANTIAL DOUBTS AS TO ITS ABILITY TO CONTINUE AS A GOING CONCERN

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

     As discussed in Note 1 to Consolidated Financial Statements contained in Item 13.(a) of Part III of this Form 10-KSB/A, the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern.

PATENT AND TRADE SECRET UNCERTAINTY

     Patents, trademarks, copyrights and other proprietary rights are important to the Company's success and competitive position. Due to the length of time and expense associated with bringing new pharmaceutical products to market, there are benefits associated with acquiring products that are protected by existing patents or for which patent protection can be obtained. The Company has obtained a license for the exclusive, irrevocable, worldwide patent rights to develop and market Cytolin(R). However, it is possible that CytoDyn NM and/or Mr. Allen may claim that the Company's license rights are pursuant only to the Conditional License Agreement with Allen Allen and CytoDyn NM, the inventor of the technology, and not pursuant to the License Agreement with Three R. Mr. Allen and CytoDyn have indicated that they believe the Company is in breach of its obligations under the Conditional License Agreement. See
Item 3. Legal Proceedings contained in Part I of this Form 10-KSB/A. In the event that Mr. Allen and CytoDyn seek to and successfully terminate the Company's rights under the Conditional License Agreement and also prevail on any claim that the Company no longer has rights under the License Agreement between the Company and Three R, the Company would not have any rights to the licensed technology and its business would be materially and adversely affected.

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

ITEM 3. LEGAL PROCEEDINGS

     Except as described below, the Company is not a party to any legal proceedings which management believes are not routine and incidental to its business or which are material. The Company may in the future be a party to legal proceedings. See Note 5 to Consolidated Financial Statements contained in Item 13. (a) of Part III of this Form 10-KSB/A for a discussion of certain potential disputes.

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

     The allegations of the Complaint involve acts relating to: (1) the Company's cancellation in November 1999, of a Management Agreement with plaintiff WCCS, and (2) the cancellation and rescission of a technology licensing agreement by co-defendant CytoDyn. The Complaint alleges that certain Company officers and directors (as well as officers and directors of CytoDyn) made libelous and slanderous statements about the background and competency of certain plaintiffs, who are officers and shareholders of WCCS. It alleges that these statements caused the Company to cancel its Management Agreement with WCCS and CytoDyn to cancel its technology licensing agreement with plaintiff Three R. In May 2001, Three R, WCCS and Mr. Allen and CytoDyn NM settled the claims among them. See Item 1. Background contained in Part I of this Form 10-KSB/A.


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

     The Company has received a claim from Symbion Research International, Inc.("Symbion") that the Company allegedly owes approximately $360,000 for work performed on clinical trials. The Company is disputing the amount owed and Symbion has threatened litigation. The Company is currently discussing the possibility of resolving the matter by means of arbitration with Symbion.

     A portion of the claim relates to services performed by Symbion for research and development for periods through March 31, 2002 related to these services. The Company believes that an accrual of $185,294 should have been made as of March 31, 2002 related to these services. See Footnote 10 of the Company's restated audited financial statements for the corrected amounts on a quarterly and annual basis.

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

     In June, October and November of 2002, the Company borrowed a total of $400,000 from Maya LLC, secured by a promissory note. The lender may elect to accept payment of principal and interest in common stock of the Company, instead of cash, at a price of $0.10 per share (Note 6).

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Some of the statements made in this Form 10-KSB/A and the documents incorporated herein by reference that are not historical facts, such as anticipated results of clinical trials, may constitute "forward-looking statements," which forward looking statements are made pursuant to the safe harbor provisions in the federal securities laws. These statements often can be identified by the use of terms such as "may," "will," "expect," "anticipate," "estimate," "should", "could", "experts", "plans", "believes", "predicts", "potential", or "continue," or the negative thereof. Such forward-looking statements speak only as of the date made. Forward-looking statements are subject to risks, uncertainties and other factors beyond the control of the Company that could cause actual results, levels of activity, performance, achievements, and events to differ materially from historical results of operations, levels of activity, performance, achievements, and events and any future results, levels of activity, performance, achievements and events implied by such forward-looking statements. These risks include, but are not limited to, those discussed under the caption "Risk Factors" in Item 1 of this Form 10-KSB/A. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, achievements, or events. Moreover, neither the Company nor any other person assumes responsibility for the accuracy or completeness of such statements. The Company disclaims any obligation to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

     In November and December 1998, the Company sold 1,426,790 shares of its common stock (at approximately $0.21 per share), for gross proceeds of $300,000, to certain accredited investors in a private placement. In December 1998, the Company began a second private placement of common stock to accredited investors, which was completed on February 22, 1999. The second private placement was made on a minimum/maximum "best efforts" basis. The Company raised the maximum amount of gross proceeds of $3,210,000 (7,633,364 common shares at approximately $0.42 per share) and paid cash offering expenses of $159,698. Net cash proceeds from the private placement aggregated $3,050,302. In July 2001, The Company entered into a Warrant Purchase Agreement with Maya LLC (SEE Item 5 "Issuance of Warrants") and as of March 31, 2002 Maya had purchased $500,000 in warrants pursuant to the Warrant agreement and in February of 2002, Maya exercised its right under the Warrant Agreement to purchase 1,380,357 shares of the Company's common stock at an exercise price of $.20 per share which resulted in total proceeds to The Company of $276,072. In June 2002, the Company borrowed $200,000 from Maya LLC, a related party. The Company believes that the funds received in these private placements and transactions will enable it to satisfy its cash requirements without the need to raise additional funds before September 30, 2002. The Company has commenced a tolerability study for Cytolin(R) after a clinical protocol was sanctioned by the FDA and the bulk drug was manufactured, tested, packaged, and released for clinical use. The Company has completed the submission of related manufacturing records to the FDA.

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

     The Company has received a claim from Symbion Research
International, Inc. (Symbion) that the Company allegedly owes approximately $360,000 for work performed on clinical trials. The Company is currently disputing the amount owed and Symbion has threatened litigation. The Company is currently discussing the possibility of resolving the matter by means of arbitration with Symbion.

     A portion of the claim relates to services performed by Symbion for research and development for periods through March 31, 2002. The Company believes that an accrual of expenses in the approximate amount of $185,000 should have been made in the financial statements from the quarter ended September 30, 2000 through the quarter ended March 31, 2002 related to these services.

     This amendment to the 10-KSB for the period ended March 31, 2002 is being made to reflect the accrual of the Symbion research and development expenses. The effect of the accrual on Total Assets, Total Liabilities, and Shareholder's Equity (Deficiency) in the Balance Sheets and on Operating expenses, Net Loss and Earnings (Loss) Per Share in the Statements of Operations for each of the quarters in the periods years ended March 31, 2002 and 2001 is shown in a table in Footnote 10 of the Company's restated audited financial statements.

     All of the applicable amounts included in the following Results of Operations and Capital Resources and Liquidity have been adjusted to reflect the accrual of the Symbion research and development expenses noted above.

Results of Operations
---------------------

     For the year ended March 31, 2002, the Company incurred $590,074 in research and development expenses, $1,066,447 in general and administrative expenses and earned $19,960 in interest income, net of taxes and interest expense, resulting in a net loss of $1,640,622. The expenses during this period relate primarily to research activities, stock compensation, regulatory, and administrative expenses.

     For the year ended March 31, 2001, the Company incurred $464,682 in research and development expenses, $741,849 in general and administrative expenses and earned $51,166 in interest income net of taxes and interest expense, resulting in a net loss of $1,163,809. The expenses incurred during this period relate primarily to commencement of research activities, regulatory and administrative expenses.

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

Capital Resources and Liquidity
-------------------------------

     From the commencement of operations of April 10, 1998 to March 31, 2002, the Company had no operating revenues and incurred net losses of $6,909,540. At March 31, 2002, the Company had negative working capital of $579,929. The Company requires significant capital to conduct the research and development and preclinical and clinical testing of Cytolin(R) that is necessary in order to complete the FDA approval process. Management of the Company does not expect to generate revenue from operations within the next year. In June of 2002, the Company borrowed $200,000 from Maya LLC, a related party. The Company believes that additional funds will be needed to fund operations after September 30, 2002. There can be no assurance that such additional capital will be available to the Company on favorable terms, if at all. The failure of the Company to obtain additional funding if and when required would have a material adverse effect on the Company's ability to fulfill its business plan, continue its operations and meet its financial commitments.

     In October 1998, the Company entered into a Patent and Trademark License Agreement (the "Agreement") with Three R. The Company was granted an irrevocable, exclusive, worldwide license to use all present and future patent rights, knowledge and background technology owned by Three R relating to the product, Cytolin(R). In addition, the Agreement granted the Company a sublicense to the trademark Cytolin(R). The Agreement was consummated simultaneously with the Company's acquisition of British Lion. The Company issued 21,936,981 shares of its common stock at $.001 per share to Three R upon execution of the Agreement, and the Company also agreed to assume Three R's obligations to pay Mr. Allen $1,350,000, payable monthly over a fifteen year period, and fees of $10,000 per year for consulting services under the agreements discussed above between Three R and Mr. Allen. In May 2001, Mr. Allen and CytoDyn NM acquired Three R's rights to the technology pursuant to the Agreement pursuant to a settlement agreement among Mr. Allen, CytoDyn NM and Three R. See Note 5 to Consolidated Financial Statements contained in Item 13. (a) of Part III of this Form 10-KSB/A for a description of these Agreements and certain potential disputes. The Company could abandon its patent rights with no further obligations after minimum payments aggregating $180,000 to Allen, with one year's notice.

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

ITEM 7.  FINANCIAL STATEMENTS

     The information required by this item is incorporated herein by reference to the financial statements listed in Item 13. (a) of Part III of this Form 10-KSB/A Annual Report.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file reports of beneficial ownership of the Company's Common Stock and changes in such ownership with the Securities and Exchange Commission, the Nasdaq OTC BB and the Company. Specific due dates for these reports have been established, and the Company is required to disclose in this Form 10-KSB/A any failure to file these reports on a timely basis. Based solely on its review of the copies of these reports received or written representations from these reporting persons that no Forms 5 or other reports were required for such persons, the Company believes that, during the 2002 Fiscal Year, all of such filing requirements under Section 16(a) were timely met. The Company has been unable to determine whether it has received copies of all filings made by CytoDyn NM or its affiliates or by Three R or its affiliates, and as a result, is unable to determine whether the requisite filings have been made by such beneficial owners.

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

     On January 3, 2001, Rex H. Lewis' employment agreement was effective. The Company accrued $70,000 in fiscal 2000 representing the pro rata portion of the compensation applicable to Mr. Lewis for the year ended March 31, 2000, and, in accordance with the agreement, $179,946 in fiscal 2002 and 2001 applicable to the years ended March 31, 2002 and 2001. Additionally, the Company issued 6,380,357 stock options to Mr. Lewis, at an exercise price of $0.22, which would have expired 10 years from the date of grant. The stock options issued to Mr. Lewis were non-qualified options and were not granted under the 1998 Omnibus Stock Incentive Plan (See Note 7 to Consolidated Financial Statements contained in Item 13.(a) of Part III of this Form 10-KSB/A). In November of 2001, the Company entered into an agreement with Mr. Lewis whereby he agreed to cancel the existing options in exchange for a warrant to purchase up to 6,380,357 shares of the Company's common stock at an exercise price of $0.22. In December 2001, Mr. Lewis assigned the warrant to Maya LLC (See
Item 5 Issuance of Warrants).

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In October 1998, Three R, a corporation that is wholly owned by Lois Rezler, Daniel Azarnoff and Roy Azarnoff each of whom are former directors of the Company, entered into a Patent and Trademark License Agreement (the "License Agreement") with British Lion, the entity which previously operated the business now conducted by the Company, pursuant to which Three R granted British Lion an irrevocable, exclusive, worldwide right to use all present and future patent rights, know-how and background technology of Three R, relating to Cytolin(R). In addition, the License Agreement contains a provision whereby Three R granted British Lion a sublicense to the trademark Cytolin(R). In exchange for the License, British Lion issued 3,075,000 shares of its Stock (equivalent to 21,936,981 Company shares) to Three R, and subsequently assumed Three R's obligations under a consulting agreement between Three R and Allen D. Allen, the inventor of the technology. The License Agreement was subject to: (i) British Lion's entering into a management agreement with WCCS for purposes of assisting British Lion in obtaining FDA approval to market Cytolin(R) for commercial use; and, (ii) British Lion's entering into a business combination with a publicly held company. See Item 3. Legal Proceedings contained in Part I of this Form 10-KSB/A and Item l. Background contained in Part I of this Form 10-KSB/A for a description of recent developments relating to the License Agreement.

     In October 1998, British Lion entered into a management agreement with WCCS (the "WCCS Agreement"), for purposes of assisting British Lion in obtaining FDA approval to market Cytolin(R) for commercial use. Lois Rezler, Daniel L. Azarnoff and Roy Azarnoff, are the officers, directors and shareholders of WCCS, as well as former directors of the Company. See Item 3. Legal Proceedings contained in Part I of this Form 10-KSB/A for a discussion of a complaint filed against current or former officers and/or directors of the Company related to the rescission of this agreement.

     The Company maintains Directors and Officers indemnity liability insurance coverage, including securities coverages, in the amount of $2,000,000 which indemnifies the Company against claims, as well as provides coverage against any claims against the officers and directors of the Company which (i) the Company is not legally permitted or required to pay or (ii) when the Company is legally required or permitted to pay such loss as indemnity to the Directors and Officers but cannot in fact pay such loss due solely to the financial insolvency of the Company.

     Except for the matters discussed in Item 3. contained in Part I of this Form 10-KSB/A, there is no pending litigation or proceeding involving a director, officer, employee or other agent of the Company as to which indemnification is being or may be sought, and the Company is not aware of any other pending or threatened litigation that may result in claims for indemnification by any director, officer, employee or other agent.

     See Part II, Item 5 -- Issuance of Warrants for a description of certain option and warrant transactions and related stock issuances between the Company and Rex Lewis and Maya LLC, an affiliate of Mr. Lewis.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this Form 10-KSB/A:

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

(6)  Incorporated by reference from the Registrant's March 31, 2000 Form
     10-KSB.

(b) Reports on Form 8-K.

     On November 15, 2002, the Company filed a Current Report on Form 8-K describing this restatement of Form 10-KSB for the fiscal year ended March 31, 2002.

                               SIGNATURES
                               ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: December 20, 2002       AMERIMMUNE PHARMACEUTICALS, INC.



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

       Signatures                        Title               Date
       ----------                        -----               ----

/s/ O.B Parrish            Chairman of the Board         December 20, 2002
---------------            and Director
O.B. Parrish

/s/ Rex H. Lewis           President, Chief Executive    December 20, 2002
----------------           Officer and Director
Rex H. Lewis, M.B.A.

/s/ Kenneth M. Collins     Chief Financial Officer       December 20, 2002
-------------------------
Kenneth M. Collins

/s/ Kimberlie L. Cerrone   Director                      December 20, 2002
------------------------
Kimberlie L. Cerrone, M.S., M.B.A., J.D.

/s/ Michael A. Davis       Director                      December 20, 2002
--------------------
Michael A. Davis, M.D., Sc.D., M.B.A.

                             CERTIFICATIONS
                             --------------



I, Rex Lewis, certify that:

     1. I have reviewed this amended annual report on Form 10-KSB/A of Amerimmune Pharmaceuticals, Inc.;

     2. Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report.


Date: December 20, 2002

                                /s/ Rex Lewis
                                -----------------------
                                      Rex Lewis
                                Chief Executive Officer

                             CERTIFICATIONS
                             --------------


I, Kenneth M. Collins, certify that:

     1. I have reviewed this amended annual report on Form 10-KSB/A of Amerimmune Pharmaceuticals, Inc.;

     2. Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report.


Date: December 20, 2002

                                /s/ Kenneth M. Collins
                                -----------------------
                                  Kenneth M. Collins
                                Chief Financial Officer

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


                                        /s/ Ernst & Young LLP

Woodland Hills, California
June 13, 2002, except Note 10,
which date is December 10, 2002

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED BALANCE SHEETS


                                 ASSETS

CURRENT ASSETS                                              MARCH 31, 2001    MARCH 31, 2002
                                                              (RESTATED)        (RESTATED)
                                                            --------------    --------------

  Cash and cash equivalents                                  $    215,810      $    126,313
  Other current assets                                             18,728             9,152
                                                             ------------      ------------

     TOTAL CURRENT ASSETS                                         234,538           135,465
                                                             ------------      ------------

PROPERTY AND EQUIPMENT, NET                                        12,089             1,350
                                                             ------------      ------------

OTHER ASSETS
  Deposits                                                          3,040             3,100
                                                             ------------      ------------

     TOTAL ASSETS                                            $    249,667      $    139,915
                                                             ============      ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY
CURRENT LIABILITIES
  Accounts payable                                           $     16,860      $     23,267
  Accrued liabilities                                             309,531           692,127
                                                             ------------      ------------

     TOTAL CURRENT LIABILITIES                                    326,391           715,394
                                                             ------------      ------------

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS' EQUITY DEFICIENCY
  Preferred stock $0.10 par value, 50,000,000 shares
    authorized, No shares issued or outstanding                         -                 -
  Common stock $0.05 par value, 100,000,000 shares
    authorized, 43,042,856 and 34,644,609 shares
    outstanding in 2001 and 2002 respectively                   2,152,143         1,732,231
  Additional paid-in-capital                                    3,094,099         4,672,904
  Note receivable from affiliate, net                             (54,048)          (71,074)
  Deficit accumulated during the development stage             (5,268,918)       (6,909,540)
                                                             ------------      ------------

     TOTAL SHAREHOLDERS' EQUITY DEFICIENCY                        (76,724)         (575,479)
                                                             ------------      ------------
     TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY DEFICIENCY                                       $    249,667      $    139,915
                                                             ============      ============


See accompanying notes.

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED MARCH 31, 2001 AND 2002
      AND CUMULATIVE AMOUNTS FROM APRIL 10 1998 (DATE OF INCEPTION)
                              THROUGH MARCH 31, 2002



                                                                              CUMULATIVE
                                           YEAR ENDED        YEAR ENDED      AMOUNTS FROM
                                         MARCH 31, 2001     MARCH 31, 2002    INCEPTION
                                           (RESTATED)         (RESTATED)      (RESTATED)
                                         --------------     --------------    ----------
COSTS AND EXPENSES
  Research and development               $    464,682       $    590,074      $  2,309,567
  General and administrative                  741,849          1,066,447         4,746,256
                                         ------------       ------------      ------------

        OPERATING LOSS                     (1,206,531)        (1,656,521)       (7,055,823)

OTHER INCOME (EXPENSE)
  Interest income                              51,166             19,690           169,951
  Interest expense                             (6,844)            (2,191)          (18,068)
                                         ------------       ------------      ------------

                                               44,322             17,499           151,883
                                         ------------       ------------      ------------

LOSS BEFORE PROVISION
  FOR INCOME TAXES                         (1,162,209)        (1,639,022)       (6,903,940)

PROVISION FOR INCOME TAXES                      1,600              1,600             5,600
                                         ------------       ------------      ------------

NET LOSS                                 $ (1,163,809)      $ (1,640,622)     $ (6,909,540)
                                         ============       ============      ============

NET LOSS PER COMMON SHARE - BASIC
AND DILUTED                              $      (0.03)      $      (0.05)
                                         ============       ============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING - BASIC AND DILUTED          43,042,856         34,644,609
                                         ============       ============



See accompanying notes.

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

Continued on next page.

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)
         FOR THE PERIOD FROM APRIL 10, 1998 (Date of Inception)
                         THROUGH MARCH 31, 2002
                               (continued)


                                                                                                     DEFICIT
                                                  COMMON STOCK                          NOTE      ACCUMULATED
                                                  ------------         ADDITIONAL     RECEIVABLE   DURING THE
                                              NUMBER                     PAID IN        FROM      DEVELOPMENT
                                             OF SHARES       AMOUNT      CAPITAL      AFFILIATE       STAGE         TOTAL
                                             ---------       ------      -------      ---------       -----         -----

Balance at March 31, 2000                   43,042,856   $ 2,152,143   $  3,090,266  $   (156,989) $(4,105,109)   $   980,311

Fair value of stock options
issued on April 1, 1999 in
exchange for services                                -                        3,833             -            -          3,833

Interest on note receivable
from affiliate                                       -             -              -       (12,659)           -        (12,659)

Reserve for note receivable
from affiliate                                       -             -              -       115,600                     115,600

Net loss for the year ended
March 31, 2001 (Restated)                            -             -              -             -   (1,163,809)    (1,163,809)
                                         ------------------------------------------------------------------------------------

Balance at March 31, 2001 (Restated)        43,042,856     2,152,143      3,094,099       (54,048)  (5,268,918)       (76,724)

Transfer of common stock
for cancellation                            (9,778,604)     (488,930)       488,930             -            -              -

Interest on note receivable
from affiliate                                       -             -              -       (17,026)           -        (17,026)

Issuance of warrants                                 -             -        500,000             -            -        500,000

Exchange of options for
warrants for employee
services                                             -             -        382,821             -            -        382,821

Exercise of warrants                         1,380,357        69,018        207,054             -            -        276,072

Net Loss for the year ended
March 31, 2002 (Restated)                            -             -              -             -   (1,640,622)    (1,640,622)
                                         ------------------------------------------------------------------------------------

Balances March 31, 2002 (Restated)          34,644,609   $ 1,732,231   $  4,672,904  $    (71,074) $(6,909,540)   $  (575,479)
                                         ====================================================================================

See accompanying notes.

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED MARCH 31, 2001 AND 2002
     AND CUMULATIVE AMOUNTS FROM APRIL 10, 2998 (DATE OF INCEPTION)
                         THROUGH MARCH 31, 2002



                                                                              CUMULATIVE
                                           YEAR ENDED        YEAR ENDED      AMOUNTS FROM
                                         MARCH 31, 2001     MARCH 31, 2002    INCEPTION
                                           (RESTATED)         (RESTATED)      (RESTATED)
                                         --------------     --------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                               $ (1,163,809)      $ (1,640,622)     $ (6,909,540)

ADJUSTMENTS TO RECONCILE NET LOSS
 TO NET CASH USED BY OPERATING ACTIVITIES
  Noncash transactions:
  Depreciation and amortization                11,852             11,746            35,198
  Reserve for note receivable from affiliate  115,600                  -           115,600
  Accrued interest on note receivable
      from affiliate                          (12,659)           (17,026)          (36,674)
  Fair value of stock and an option issued
      in exchange for services and
      trademark rights                              -                  -           814,000
  Fair value of stock issued to
      prospective officers                          -                  -           142,500
  Fair value of stock transferred to a
      prospective officer by a principal
      shareholder                                   -                  -            90,000
  Fair value of stock and an option
      transferred by a principal shareholder
      in exchange for services                      -                  -           452,000
  Fair value of stock options issued in
      exchange for services                     3,833                  -             9,996
  Modification of stock options                     -                  -           383,794
  Exchange of stock options to warrants for
      employee services                             -            382,821           382,821
  Changes in assets and liabilities:
   Other current assets                        19,198              9,576            (9,152)
   Deposits                                         -                (60)           (3,100)
   Accounts payable and accrued expenses      101,252            389,003           715,394
                                         ------------       ------------      ------------
  Total adjustments                           239,076            776,060         3,092,377
                                         ------------       ------------      ------------
        NET CASH USED BY OPERATING
         ACTIVITIES                          (924,733)          (864,562)       (3,817,163)
                                         ------------       ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Sales of marketable securities              618,360                  -                 -
  Purchases of property and equipment            (466)            (1,006)          (36,547)
  Loan to an affiliate                              -                  -          (150,000)
                                         ------------       ------------      ------------
        NET CASH (USED IN) PROVIDED
         BY INVESTING ACTIVITIES              617,894             (1,006)         (186,547)
                                         ------------       ------------      ------------


Continued on next page.


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




                                                                              CUMULATIVE
                                           YEAR ENDED        YEAR ENDED      AMOUNTS FROM
                                         MARCH 31, 2001     MARCH 31, 2002    INCEPTION
                                           (RESTATED)         (RESTATED)      (RESTATED)
                                         --------------     --------------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock
    and warrants                         $          -       $    776,071      $  4,130,023
                                         ------------       ------------      ------------

NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                          (306,839)           (89,497)          126,213
                                         ------------       ------------      ------------

CASH AND CASH EQUIVALENTS,
 Beginning of Period                          522,649            215,810                 -
                                         ------------       ------------      ------------
CASH AND CASH EQUIVALENTS,
 Ending of Period                        $    215,810       $    126,313      $    126,313
                                         ============       ============      ============


Supplemental disclosures of cash flow information
Cash paid during period for:
  Interest                               $      6,844       $      2,191      $     18,068
                                         ============       ============      ============
  Income Taxes                           $      1,600       $          -      $      4,800
                                         ============       ============      ============

See accompanying notes.

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

As of March 31, 2002, Maya had purchased $500,000 of warrants pursuant to the Warrant Agreement, and accordingly, warrants to purchase an aggregate of 25,000,000 have been issued to Maya. In February 2002, Maya exercised its right to purchase 1,380,357 shares of the Company's common stock at an exercise price of $.20 per share for a total price of $276,072.

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

A reconciliation of the statutory federal income tax rate to the effective tax rate, as a percentage of loss before income tax is as follows:

                                                                          MARCH 31,
                                                                   2001                2002
                                                                   ----                ----
      Statutory federal income tax (benefit) rate                 (34)%               (34)%

                                                                                        -
      Valuation allowance                                          34                  34
                                                                -------             -------
                                                                    - %                 - %
                                                                =======             =======

The components of the Company's deferred tax assets are as follows:

                                                                          MARCH 31,
                                                                   2001                2002
                                                                   ----                ----
                                                                (RESTATED)          (RESTATED)
                                                                ----------          ----------
      Deferred tax assets
        Net operating loss carryforward                         $ 1,154,979         $ 1,611,797
        Stock Compensation                                                -             102,329
        Accrued compensation                                         99,978             171,978
        Valuation allowance                                      (1,254,957)         (1,886,104)
                                                                -----------         -----------
      Net deferred tax assets                                   $         -         $         -
                                                                ===========         ===========

Due to the uncertainty surrounding the Company's ability to realize the benefits of its net operating loss carryforwards in future tax returns, the Company has recorded a valuation allowance against its otherwise recognizable deferred tax assets.

At March 31, 2002, the Company had operating loss carryforwards available to reduce future federal and state income of approximately $4,029,492 which start to expire in 2018 for federal income tax purposes and 2006 for state income tax purposes.

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

OFFICER EMPLOYMENT AGREEMENT

On January 3, 2001, the Company's current president and chief executive officer's employment agreement was effective. The Company accrued $70,000 in fiscal 2000 representing the pro rata portion of the compensation applicable to the officer for the year ended March 31, 2000, and, in accordance with the new officer's employment agreement, $179,946 in fiscal 2002 and 2001 applicable to the respective years ended March
31. Additionally, the Company issued 6,380,357 stock options to the officer, at an exercise price of $0.22, which would have expired 10 years from the date of grant. 5,380,357 of the options would have vested over a three-year period and the remaining 1,000,000 options would have vested upon the achievement of specified milestones by the Company. The stock options issued to the officer were non-qualified options and were not granted under the 1998 Omnibus Stock Incentive Plan (See Note 7). In November 2001, the Company entered into an agreement with the officer to exchange the options for a warrant to purchase up to 6,380,357 shares of the Company's common stock at an exercise price of $0.22 and recorded a non-cash general and administrative expense of $382,821 (See Note 3 Issuance and Exercise of Warrants).

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

The following unaudited information is presented to update Company borrowings from Maya LLC:

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


                                                                      OPTIONS OUTSTANDING
                                                                ------------------------------
                                                                                     WEIGHTED
                                                                                      AVERAGE
                                                                 NUMBER OF           PRICE PER
                                                                  SHARES               SHARE
                                                                ------------------------------
      Balance at March 31, 2000                                 1,555,222           $     0.49

      Granted                                                     280,168                 0.22
      Cancelled                                                         -
                                                                ------------------------------
      Balance at March 31, 2001                                 1,835,390                 0.45

      Granted                                                     100,000                 0.08
      Cancelled                                                         -                    -
                                                                ------------------------------
      Balance at March 31, 2002                                 1,935,390           $     0.43
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

The Company previously issued the president and chief executive officer, Rex Lewis, 6,380,357 non-qualified stock options. (See Note 5). In November of 2001 the company entered into an agreement with Lewis whereby he agreed to cancel the options in exchange for a warrant to purchase up to 6,380,357 shares of the Company's common stock at an exercise price of $0.22 and recorded a non-cash general and administrative expense of $382,821.

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

                                                                     YEARS ENDED MARCH 31,
                                                                   2001                2002
                                                                   ----                ----
                                                                (RESTATED)          (RESTATED)
      Pro forma net loss                                        ($1,286,841)        ($1,614,451)
      Pro forma loss per share
        Basic and Diluted                                         ($0.03)             ($0.04)

8. PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following:



                                                                MARCH 31, 2001     MARCH 31, 2002
                                                                --------------     --------------
      Office furniture and equipment                            $    31,034         $    32,040
      Leasehold improvements                                          4,507               4,507
                                                                -----------         -----------
                                                                     35,541              36,547

      Less accumulated depreciation and amortization                 23,452              35,197
                                                                -----------         -----------
           Ending Balance - Net                                 $    12,089         $     1,350
                                                                -----------         -----------


9. SUBSEQUENT EVENT

On June 1, 2002, the Company borrowed $200,000 from Maya LLC, a related party (See Note 3) secured by a promissory note. The loan is for six months with an interest rate of 10%. The lender may elect to accept payment of principal and interest in common stock of the Company, instead of cash, at a price of $0.10 per share.


10. RESTATEMENT

Subsequent to the issuance of the Company's financial statements for the year ended March 31, 2002, the Company received a claim from Symbion Research International, Inc. ("Symbion") that the Company allegedly owes Symbion approximately $360,000 for clinical trials it performed on the Company's behalf. The Company is disputing the total amount claimed by Symbion, and is currently discussing with Symbion the possibility of resolving the matter by means of arbitration; however, Symbion is threatening litigation.

Notwithstanding the fact that the Company disputes the total amount claimed by Symbion, the Company believes that it does owe certain amounts to Symbion based on past payment practices between the companies. The amounts claimed by Symbion relate to services provided in prior periods up through and including March 31, 2002. Consequently, the financial statements of the Company are being restated to properly reflect the amounts believed by the Company to be owed to Symbion, based on the past payment practices of the Company for the services provided by Symbion.

The following tables illustrate the impact of the adjustments to restate the Company's previously reported financial statements, by quarter for the periods the services were provided to the Company. Only the significant line items in the balance sheets and statements of operations have been presented.

                                            AS
QUARTER ENDED SEPTEMBER 30, 2000         PREVIOUSLY
(UNAUDITED)                               REPORTED     ADJUSTMENT     RESTATED
--------------------------------------------------------------------------------
BALANCE SHEET:
  Total Assets                           $   706,292   $         -   $   706,292

  Total Liabilities                          238,130        12,386       250,516

  Stockholder's Equity                       468,162       (12,386)      455,776

INCOME STATEMENT:

  Operating Expenses                         241,475        12,386       253,861

  Net Loss                                  (229,686)      (12,386)     (242,072)

  Earnings (Loss) Per Share                    (0.01)            -         (0.01)



                                            AS
QUARTER ENDED DECEMBER 31, 2000          PREVIOUSLY
(UNAUDITED)                               REPORTED     ADJUSTMENT     RESTATED
--------------------------------------------------------------------------------
BALANCE SHEET:
  Total Assets                           $   529,721   $         -   $   529,721

  Total Liabilities                          252,859        41,559       294,418

  Stockholder's Equity                       276,862       (41,559)      235,303

INCOME STATEMENT:

  Operating Expenses                         200,952        29,173       230,125

  Net Loss                                  (188,233)      (29,173)     (217,406)

  Earnings (Loss) Per Share                   (0.004)       (0.001)       (0.005)

                                            AS
                                         PREVIOUSLY
YEAR ENDED MARCH 31, 2001                 REPORTED     ADJUSTMENT     RESTATED
--------------------------------------------------------------------------------
BALANCE SHEET:
  Total Assets                           $   249,667   $         -   $   249,667

  Total Liabilities                          266,806        59,585       326,391

  Shareholder's Equity (Deficiency)          (17,139)      (59,585)      (76,724)

INCOME STATEMENT:

  Operating Expenses                       1,146,946        59,585     1,206,531

  Net Loss                                (1,104,224)      (59,585)   (1,163,809)

  Earnings (Loss) Per Share                    (0.03)            -         (0.03)


                                            AS
                                         PREVIOUSLY
QUARTER ENDED JUNE 30, 2001 (UNAUDITED)   REPORTED     ADJUSTMENT     RESTATED
--------------------------------------------------------------------------------
BALANCE SHEET:
  Total Assets                           $    47,792   $         -   $    47,792

  Total Liabilities                          307,678        73,271       380,949

  Shareholder's Equity (Deficiency)         (259,886)      (73,271)     (333,157)

INCOME STATEMENT:

  Operating Expenses                         255,087        13,686       268,773

  Net Loss                                  (251,802)      (13,686)     (265,488)

  Earnings (Loss) Per Share                    (0.01)            -         (0.01)

                                            AS
QUARTER ENDED SEPTEMBER 30, 2001         PREVIOUSLY
(UNAUDITED)                               REPORTED     ADJUSTMENT     RESTATED
--------------------------------------------------------------------------------
BALANCE SHEET:
  Total Assets                           $   105,461   $         -   $   105,461

  Total Liabilities                          482,742        93,202       575,944

  Shareholder's Equity (Deficiency)         (377,281)      (93,202)     (470,483)

INCOME STATEMENT:

  Operating Expenses                         380,385        19,930       400,315

  Net Loss                                  (380,495)      (19,930)     (400,425)

  Earnings (Loss) Per Share                    (0.01)            -         (0.01)



                                            AS
QUARTER ENDED DECEMBER 31, 2001          PREVIOUSLY
(UNAUDITED)                               REPORTED     ADJUSTMENT     RESTATED
--------------------------------------------------------------------------------
BALANCE SHEET:
  Total Assets                           $    48,051   $         -   $    48,051

  Total Liabilities                          465,129       127,896       593,025

  Shareholder's Equity (Deficiency)         (417,078)     (127,896)     (544,974)

INCOME STATEMENT:

  Operating Expenses                         646,211        34,695       680,906

  Net Loss                                  (637,635)      (34,695)     (672,330)

  Earnings (Loss) Per Share                    (0.02)            -         (0.02)

                                            AS
                                         PREVIOUSLY
YEAR ENDED MARCH 31, 2002                 REPORTED     ADJUSTMENT     RESTATED
--------------------------------------------------------------------------------
BALANCE SHEET:
  Total Assets                           $   139,915   $         -   $   139,915

  Total Liabilities                          530,100       185,294       715,394

  Stockholder's Equity (Deficiency)         (390,185)     (185,294)     (575,479)

INCOME STATEMENT:

  Expenses                                 1,530,812       125,709     1,656,521

  Net Loss                                (1,514,913)     (125,709)   (1,640,622)

  Earnings (Loss) Per Share                    (0.04)        (0.01)        (0.05)