Form 10QSB
period 2002-12-31
AMERIMMUNE PHARMACEUTICALS INC
filed 2003-02-18
CIK 818808

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                               FORM 10-QSB

[ x ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:   December 31, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 14, 2002, 34,194,609 shares of the issuer's Common Stock, $0.05 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one):

Yes           No    X
    -------      -------

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                      INDEX TO FINANCIAL STATEMENTS


PART I                    FINANCIAL INFORMATION                  PAGE NO.

Item 1. Financial Statements:

Balance Sheets - March 31, 2002 and December 31, 2002 (unaudited). . . .3

Statements of Operations - for the Three Months Ended
December 31, 2001 and 2002 and cumulative amounts from
April 10, 1988 (date of inception) through December 31, 2002
(unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .4

Statements of Operations - for the Nine Months Ended
December 31, 2001 and 2002 and cumulative amounts
from April 10, 1988 (date of inception) through
December 31, 2002 (unaudited). . . . . . . . . . . . . . . . . . . . . .5

Statements of Cash Flows - for the Nine Months Ended
December 31, 2001 and 2002 and cumulative amounts
from April 10, 1988 (date of inception) through
December 31, 2002 (unaudited). . . . . . . . . . . . . . . . . . . . . .6

Notes to Unaudited Financial Statements. . . . . . . . . . . . . . . . .8

Item 2. Management's Discussion and Analysis or Plan of Operation. . . 20

Item 3. Controls and Procedures. . . . . . . . . . . . . . . . . . . . 25

PART II                     OTHER INFORMATION

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 26

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . . . . 28

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 29

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 31

Certification of Chief Executive Officer . . . . . . . . . . . . . . . 32

Certification of Chief Financial Officer . . . . . . . . . . . . . . . 34

EXHIBITS

99.1 Section 906 Certification, Chief Executive Officer
99.2 Section 906 Certification, Chief Financial Officer

Form 8-K, Notification, Change of Auditors

PART I              AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                             BALANCE SHEETS
ITEM 1. FINANCIAL STATEMENTS


                                 ASSETS


                                                    MARCH 31, 2002       DECEMBER 31,
                                                      (AUDITED)             2002
                                                      (RESTATED)         (UNAUDITED)
                                                    --------------      -------------
CURRENT ASSETS

  Cash and cash equivalents                          $    126,313        $      2,163
  Other current assets                                      9,152              32,356
                                                     ------------        ------------

          TOTAL CURRENT ASSETS                            135,465              34,519
                                                     ------------        ------------

PROPERTY AND EQUIPMENT, NET                                 1,350                 981
                                                     ------------        ------------

OTHER ASSETS
  Deposits                                                  3,100                 200
                                                     ------------        ------------

          TOTAL ASSETS                               $    139,915        $     35,700
                                                     ============        ============


             LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

CURRENT LIABILITIES
  Accounts payable                                   $     23,267        $    208,561
  Note payable                                                 -              400,000
  Accrued liabilities                                     692,127             608,136
                                                     ------------        ------------

          TOTAL CURRENT LIABILITIES                       715,394           1,216,697
                                                     ------------        ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY DEFICIENCY
  Preferred stock $0.10 par value, 50,000,000
    shares authorized, no shares issued or
    outstanding                                                -                   -
  Common stock $0.05 par value, 100,000,000
    shares authorized, 34,644,609 and 34,194,609
    shares issued and outstanding on March 31,
    and December 31, respectively                       1,732,231           1,709,730
  Additional paid-in-capital                            4,672,904           4,695,404
  Note receivable from affiliate                          (71,074)                 -
  Deficit accumulated during the development stage     (6,909,540)         (7,586,131)
                                                     ------------        ------------

          TOTAL SHAREHOLDERS' EQUITY DEFICIENCY          (575,479)         (1,180,996)
                                                     ------------        ------------
          TOTAL LIABILITIES AND SHAREHOLDERS'
            EQUITY DEFICIENCY                        $    139,915        $     35,700
                                                     ============        ============

See accompanying notes
                                    3

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF OPERATIONS
          FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2002
     AND CUMULATIVE AMOUNTS FROM APRIL 10, 1998 (Date of Inception)
                        THROUGH DECEMBER 31, 2002
                               (Unaudited)


                                        THREE MONTHS
                                            ENDED
                                         DECEMBER 31,       THREE MONTHS        CUMULATIVE
                                             2001               ENDED          AMOUNTS FROM
                                          (RESTATED)       DECEMBER 31, 2002     INCEPTION
                                          ----------       -----------------     ---------
COSTS AND EXPENSES

  Research and development               $    188,721       $     38,597      $  2,422,468
  General and administrative                  492,185            166,328         5,303,555
                                         ------------       ------------      ------------

          OPERATING LOSS                     (680,906)          (204,925)       (7,726,023)

OTHER INCOME (EXPENSE)
  Interest income                               8,815                112           174,838
  Interest expense                               (239)            (9,487)          (34,946)
                                         ------------       ------------      ------------

NET LOSS                                 $   (672,330)      $   (214,300)     $ (7,586,131)
                                         ============       ============      ============

NET LOSS PER COMMON SHARE - BASIC
  AND DILUTED                            $      (0.02)      $      (0.01)
                                         ============       ============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING - BASIC AND DILUTED          33,264,252         34,344,609
                                         ============       ============


See accompanying notes

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF OPERATIONS
          FOR THE  NINE MONTHS ENDED DECEMBER 31, 2001 AND 2002
     AND CUMULATIVE AMOUNTS FROM APRIL 10, 1998 (Date of Inception)
                        THROUGH DECEMBER 31, 2002
                               (Unaudited)




                                         NINE MONTHS
                                            ENDED
                                         DECEMBER 31,        NINE MONTHS        CUMULATIVE
                                             2001               ENDED          AMOUNTS FROM
                                          (RESTATED)       DECEMBER 31, 2002     INCEPTION
                                          ----------       -----------------     ---------

COSTS AND EXPENSES

  Research and development               $    435,555       $    112,902      $  2,422,468
  General and administrative                  889,285            551,699         5,303,555
                                         ------------       ------------      ------------

          OPERATING LOSS                   (1,324,840)          (664,601)       (7,726,023)

OTHER INCOME (EXPENSE)
  Interest income                              15,113              4,887           174,838
  Interest expense                             (1,763)           (16,878)          (34,946)
                                         ------------       ------------      ------------

NET LOSS                                 $ (1,311,490)      $   (676,592)     $ (7,586,131)
                                         ============       ============      ============

NET LOSS PER COMMON SHARE - BASIC
  AND DILUTED                            $      (0.03)      $      (0.02)
                                         ============       ============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING - BASIC AND DILUTED          39,522,559         34,494,609
                                         ============       ============




See accompanying notes

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED DECEMBER 31, 2001 AND 2002
     AND CUMULATIVE AMOUNTS FROM APRIL 10, 1998 (Date of Inception)
                        THROUGH DECEMBER 31, 2002
                               (Unaudited)



                                         NINE MONTHS
                                            ENDED
                                         DECEMBER 31,        NINE MONTHS        CUMULATIVE
                                             2001               ENDED          AMOUNTS FROM
                                          (RESTATED)       DECEMBER 31, 2002     INCEPTION
                                          ----------       -----------------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                               $ (1,311,491)      $   (676,591)     $ (7,586,131)

ADJUSTMENTS TO RECONCILE NET LOSS
 TO NET CASH USED BY OPERATING ACTIVITIES
  Noncash transactions:
  Depreciation and amortization                 8,952                368            35,566
  Reserve for note receivable from
    affiliate                                                   (115,600)
  Fair value of stock and an option
    issued in exchange for services and
    trademark rights                               -                  -            814,000
  Fair value of stock issued to
    prospective officers                           -                  -            142,500
  Fair value of stock transferred to a
    prospective officer by a principal
    shareholder                                    -                  -             90,000
  Fair value of stock and an option
    transferred by a principal shareholder
    in exchange for services                       -                  -            452,000
  Fair value of stock options issued in
    exchange for services                          -                  -              9,996
  Modification of stock options               382,821                 -            383,794
  Exchange of stock options to warrants
    for employee services                          -                  -            382,821
  Changes in assets and liabilities:
   Other current assets                         6,361            (20,303)          (32,356)
   Deposits                                        -               2,900              (200)
   Accounts payable and accrued expenses      239,922             98,402           816,697
                                         ------------       ------------      ------------
  Total adjustments                           638,056            (34,233)        3,094,818
                                         ------------       ------------      ------------
     NET CASH USED BY OPERATING
      ACTIVITIES                             (673,435)          (710,824)       (4,491,313)
                                         ------------       ------------      ------------

Continued on next page

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF CASH FLOWS
          FOR THE  NINE MONTHS ENDED DECEMBER 31, 2001 AND 2002
     AND CUMULATIVE AMOUNTS FROM APRIL 10, 1998 (Date of Inception)
                  THROUGH DECEMBER 31, 2002 (CONTINUED)
                               (Unaudited)



                                         NINE MONTHS
                                            ENDED
                                         DECEMBER 31,        NINE MONTHS        CUMULATIVE
                                             2001               ENDED          AMOUNTS FROM
                                          (RESTATED)       DECEMBER 31, 2002     INCEPTION
                                          ----------       -----------------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment              -                  -            (36,547)
  Loan to an affiliate                        (12,827)           186,674
                                         ------------       ------------      ------------
     NET CASH USED IN INVESTING
      ACTIVITIES                              (12,827)           186,674           (36,547)
                                         ------------       ------------      ------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from sales of common
    stock and warrants                        500,000                 -          4,130,023
  Net proceeds from loan from affiliate            -             400,000           400,000
                                         ------------       ------------      ------------
     NET CASH PROVIDED BY FINANCING
      ACTIVITIES                              500,000            400,000         4,530,023
                                         ------------       ------------      ------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                            (186,262)          (124,150)            2,163
                                         ------------       ------------      ------------

CASH AND CASH EQUIVALENTS,
 Beginning of Period                          215,810            126,313                -
                                         ------------       ------------      ------------
CASH AND CASH EQUIVALENTS, End of Period $     29,548       $      2,163      $      2,163
                                         ============       ============      ============

See accompanying notes

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO UNAUDITED FINANCIAL STATEMENTS
                            DECEMBER 31, 2002

1.  BUSINESS AND BASIS OF PRESENTATION

BUSINESS AND ORGANIZATION

Amerimmune Pharmaceuticals, Inc. (the "Company"), formerly named
Versailles Capital Corporation, is a Colorado Corporation incorporated on December 31, 1986. From 1991 through February 22, 1999, the Company was inactive aside from seeking a business combination candidate.

British Lion Medical, Inc. ("British Lion") was incorporated in
California in August 1997 and commenced operations on April 10, 1998. British Lion was engaged in the pharmaceutical research business with the primary purpose of developing Cytolin, a drug designed to protect the immune system, especially in patients suffering from Human
Immunodeficiency Virus ("HIV").

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

For financial reporting purposes, the Transaction has been accounted for as a reverse acquisition whereby British Lion is deemed to have acquired the Company, and since this was a reverse acquisition, the legal acquirer, the Company, continued in existence as the legal entity whose shares represent the outstanding common stock of the combined entities. The acquisition has been accounted for as a recapitalization of British Lion based upon historical cost. The recapitalization was given retroactive effect. In connection with the Transaction, the Company succeeded to the business of British Lion and became engaged in the pharmaceutical research business with the primary purpose of developing Cytolin. The Company has assumed the obligations of British Lion including all outstanding stock options and warrants to purchase shares of British Lion's common stock and has issued equivalent shares of the Company common stock under the same terms and conditions.

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO UNAUDITED FINANCIAL STATEMENTS
                      DECEMBER 31, 2002 (CONTINUED)

On August 6, 1999, the shareholders of the Company adopted an amendment to the Company's articles of incorporation to change the name of the Company to Amerimmune Pharmaceuticals, Inc. from Versailles Capital Corporation.

BASIS OF PRESENTATION AND MANAGEMENT PLAN

On June 18, 2002, the Company filed an amended 10-KSB containing restated financial statements for the year ended March 31, 2002. This restatement reflected the discovery by management of previously unrecorded liabilities for invoices not accrued for outside services previously performed on behalf of the Company. The restatement increased research and development expense recorded for the year ended March 31, 2001, by $59,585, with a corresponding increase in accrued expenses of the same amount. At the same time, research and development expense for the year ended March 31, 2002 was increased by $125,708, with a corresponding increase in accrued expenses of the same amount. The cumulative effect on net loss for the two years was $185,293. The adjustment has been reflected in all comparative data presented in this report, including the Statements of Operations for the Three Months Ended December 31, 2001 and 2002, as well as the Statements of Operations for the Nine Months Ended December 31, 2001 and 2002. The Statements of Cash Flows for the Nine Months Ended December 31, 2001 and 2002, reflect this restatement.

Except as discussed above, the accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-QSB on the
basis of a going concern.   Certain notes and other information have been
condensed or omitted from the unaudited interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by accounting principals generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the three and nine months ended December 31, 2002, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB (restated) for the period ended March 31, 2002, as filed with the Securities and Exchange Commission from which the information of March 31, 2002, was derived.

The Company is a development stage pharmaceutical research company and has not generated any revenues from operations for the period from April 10, 1998 (the date that British Lion commenced development stage operations) through December 31, 2002. The Company has devoted substantially all of its resources to the acquisition of a license, research and development of Cytolin, and expenses related to the startup of its business. The Company has been unprofitable since inception and expects to incur substantial additional operating losses for the next twelve months, as well as for the next few years, as it increases expenditures on its

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO UNAUDITED FINANCIAL STATEMENTS
                      DECEMBER 31, 2002 (CONTINUED)

research and development activities and allocates significant and increasing resources to clinical testing, marketing and other activities.

The Company commenced a tolerability study for Cytolin after a clinical protocol was sanctioned by the Food and Drug Administration ("FDA") and the bulk drug has been manufactured, tested, packaged, and released for clinical use. The Company has completed the submission of related manufacturing records to the FDA.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company estimates that it will require significant additional funding over the next three years to continue operations and to successfully complete the FDA approval process for its products. The Company realizes that additional funds will be needed to fund operations after February 28, 2003.

The Company is pursuing other methods of funding operations including various combinations of joint ventures, co-funding and licensing with pharmaceutical companies and private investors. There can be no assurances that such additional capital will be available to the Company on favorable terms, if at all. The failure of the Company to obtain additional funding if and when required would have a material adverse effect on the Company's ability to fulfill its business plan, continue its operations and meet its financial commitments.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. At December 31, 2002, substantially all cash and cash equivalents were on deposit with one financial institution.

PROPERTY AND EQUIPMENT

Office furniture and equipment is recorded at cost. Depreciation commences as assets are placed in service and is computed on a straight-line method over their estimated useful lives of three years.

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO UNAUDITED FINANCIAL STATEMENTS
                      DECEMBER 31, 2002 (CONTINUED)

Leasehold improvements are recorded at cost and amortized over the three-year term of the lease.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. Payments related to the acquisition of technology rights, for which development work is in process, are expensed and considered a component of research and development costs.

ACCOUNTING FOR STOCK BASED COMPENSATION

The Company's employee stock option plan is accounted for under Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, which requires the recognition of expense when the option price is less than the fair value of the stock at the date of grant. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Management is considering the options offered under SFAS 148, effective for its fiscal year ending March 31, 2003, but has not determined its effects, if any.

NET LOSS PER SHARE

Loss per share is presented in accordance with the provisions of SFAS No. 128, EARNINGS PER SHARE, and the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 98 ("SAB 98"). Basic earnings per share excludes dilution for common stock equivalents and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted and resulted in the issuance of common stock.

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

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO UNAUDITED FINANCIAL STATEMENTS
                      DECEMBER 31, 2002 (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, cash equivalents and marketable securities is assumed to be fair market value because of the liquidity of these instruments. Accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments.

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


3.  COMMITMENTS AND CONTINGENCIES

TERMINATION, SALE AND SHAREHOLDER AGREEMENT
CONDITIONAL LICENSE AGREEMENT

Allen D. Allen ("Allen") is the present owner of all United States patent and foreign patent rights to Cytolin and the associated technology and know-how ("the "Technology"). In 1994, Allen granted CytoDyn of New Mexico, Inc. ("CytoDyn"), of which Allen owns a substantial majority of the voting stock, an exclusive, worldwide license to use the patent rights and technology. In addition, CytoDyn obtained a trademark name for Cytolin.

In August 1998, Allen and CytoDyn entered into a Termination, Sale and Shareholder Agreement ("the Purchase Agreement") with Three R Associates, Inc. ("Three R"), a corporation affiliated with the Company through its ownership by three of the Company's former directors and/or officers.

Pursuant to the terms of the Purchase Agreement, CytoDyn agreed to relinquish the exclusive license to use the technology and patents previously granted to it by Allen in exchange for 4,280,387 shares of the Company's common stock. In addition, Allen agreed to sell all United States Patent rights, foreign patent rights, and all technological know-how underlying the product, Cytolin, to Three R in exchange for $1,350,000, payable monthly over a fifteen year period. Payments to Allen commenced and the Company assumed the obligation to Allen, as part of the Patent and Trademark License Agreement discussed below, upon completion of the Transaction.

In September 1999, Allen and CytoDyn delivered written notice to the Company that they believed the Termination, Sale and Shareholder
Agreement, dated August 1, 1998 was void and not enforceable due to fraudulent inducement by Three R and other, unspecified reasons. Allen

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO UNAUDITED FINANCIAL STATEMENTS
                      DECEMBER 31, 2002 (CONTINUED)

and CytoDyn demanded that Three R and its owners surrender any and all stock in the Company, which was obtained pursuant to such Agreement.

In February 2000, the Company entered into a Conditional License Agreement with Allen and CytoDyn which is designed to preserve the Company's rights to the technology in the event that the technology that is the subject of both the Termination, Sale and Shareholder Agreement between Three R, Allen, and CytoDyn, and the License Agreement, in the event that Three R's rights to such technology reverted to or were acquired by Allen and CytoDyn. The Conditional License Agreement further stipulates that any and all Company stock, awarded or returned to Allen or CytoDyn as a result of the dispute between Allen, CytoDyn and Three R, be returned immediately to the Company. In consideration for entering into the Conditional License Agreement the Company advanced CytoDyn an additional $50,000 pursuant to the terms of a Loan Agreement which was previously entered into whereby the Company loaned CytoDyn $100,000 (See
Note 4).

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

CONSULTING AGREEMENT - RESEARCH AND DEVELOPMENT

In August of 1998, Allen entered into a consulting agreement with Three R whereby Allen agreed to provide the Company with any new and additional similar technologies, if any, for a period of fifteen years in exchange for a consulting fee of $10,000 per year. Payments under the consulting agreement commenced subsequent to the completion of the Transaction, and the Company assumed the obligation to Allen upon completion of the Transaction, as part of the License agreement. The Company can terminate the consulting agreement with one year's notice.

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO UNAUDITED FINANCIAL STATEMENTS
                      DECEMBER 31, 2002 (CONTINUED)

PATENT AND TRADEMARK LICENSE AGREEMENT

In October 1998, the Company entered into a Patent and Trademark License Agreement ("the License Agreement") with Three R. The Company was granted an irrevocable, exclusive, worldwide license to use all present and future patent rights, know-how and background technology of Three R relating to Cytolin, which Three R had previously obtained from Allen and CytoDyn. In addition, the License Agreement granted the Company a sublicense to the trademark name, Cytolin. The License Agreement was consummated simultaneously with the Transaction.

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

In February 2000, the Company entered into a Conditional License Agreement with Allen and CytoDyn, which is designed to preserve the Company's rights to the technology in the event that the technology that is the subject of both the Purchase Agreement and the License Agreement reverted to, or was acquired by Allen or Cytodyn. In consideration for entering into the Conditional License Agreement, the Company advanced CytoDyn an additional $50,000 pursuant to the terms of a Loan Agreement which was previously entered into whereby the Company loaned CytoDyn $100,000 (See Note 4). At March 31, 2002, the note receivable of $150,000, which is collateralized by shares of the Company's stock, plus accrued interest was

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO UNAUDITED FINANCIAL STATEMENTS
                      DECEMBER 31, 2002 (CONTINUED)

classified as a reduction of shareholders' equity.   The Company has
written off the note receivable and accrued interest receivable effective September 30, 2002, as it was deemed to be uncollectible. As a result, the 450,000 shares of the Company that were pledged as collateral for the loan were cancelled.

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

In addition, the Company received notice on February 11, 2003, that a complaint was filed in Los Angeles County Superior Court (Case No. BC 290154) against the Company, Rex Lewis, Pamela Kapustay, Kimberly Cerrone, O.B. Parris and Michael Davis. The plaintiffs in the Complaint are CytoDyn of New Mexico, Inc. and Terri Hess, purportedly on behalf of themselves and all persons disabled by the AIDS/HIV virus. The complaint alleges that the Company breached the Conditional License Agreement with CytoDyn, engaged in unfair business methods by failing to get Cytolin on the market as soon as possible, committed fraud against CytoDyn, disabled persons and the public, made false representations in quarterly and annual reports, unjustly appropriated patents from CytoDyn, and interfered with business relations between CytoDyn and Vista Biologicals. The Complaint alleges out of pocket loss by CytoDyn of $898,543, plus treble and exemplary damages, an injunction ordering Amerimmune to transfer all rights it may have in any patents and trademarks received from CytoDyn, and declaratory relief. As of February 12, 2003, the Complaint had not been served on the Company or any of the Defendants. The lawsuit purports to be on behalf of disabled persons and asks for an expedited trial, within 6 months of appointment of a retired judge to act as arbitrator.

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO UNAUDITED FINANCIAL STATEMENTS
                      DECEMBER 31, 2002 (CONTINUED)

In the event that the plaintiffs are successful in any of their efforts to obtain damages, terminate the Conditional License Agreement, the License Agreement, with Three R and/or any other rights of the Company to utilize the technology that is the subject of such agreement, the Company's business, financial position and prospects would be materially and adversely affected. In addition, to the extent that the Company is required to expend significant capital or management resources to defend these or any other claims, the Company's business, financial position and prospects would be materially and adversely affected.

MANAGEMENT AGREEMENT

In October 1998, the Company entered into a three-year management agreement for $585,000 per year with Western Center for Clinical Studies, Inc. ("WCCS"), a corporation that is wholly owned by three of the Company's former officers and directors. The agreement was scheduled to expire on February 23, 2002. The management agreement provided for services by WCCS to the Company for the purpose of assisting the Company in obtaining FDA approval to market Cytolin for commercial use. In November 1999, the Company notified WCCS of its rescission of this agreement based upon the Company's belief that WCCS made certain fraudulent misrepresentations to the Company and had breached its performance under the management agreement. The Company is evaluating remedies to collect all amounts paid to WCCS in conjunction with this agreement.

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

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO UNAUDITED FINANCIAL STATEMENTS
                      DECEMBER 31, 2002 (CONTINUED)

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

OFFICER EMPLOYMENT AGREEMENT

On January 3, 2001, Rex H. Lewis' employment agreement was effective. The Company has accrued $70,000 representing the pro rata portion of the compensation applicable to the year ended March 31, 2000, $180,000 in fiscal 2002 and 2001 applicable to the respective years ended March 31, and $ 135,000 applicable to the nine months ended December 31, 2002. Additionally, the Company issued 6,380,357 stock options to Mr. Lewis, at an exercise price of $0.22, which would have expired 10 years from the date of grant. The options that were issued to Mr. Lewis were non-qualified options and were not granted under the 1998 Omnibus Stock Incentive Plan.

In November 2001, the Company entered into an agreement with Mr. Lewis whereby he agreed to cancel the existing options in exchange for a warrant to purchase up to 6,380,357 shares of the Company's common stock at an exercise price of $0.22. In December 2001, Mr. Lewis assigned the warrant to Maya LLC. (See Item 4 Related Party Transactions.)

4.  RELATED PARTY TRANSACTIONS

During the period from inception (April 10, 1998) through March 31, 2000, the Company incurred expenses of $442,575 as a result of services performed by an affiliate, WCCS, on behalf of the Company. In fiscal 1999, the Company advanced $219,375 to WCCS to commence certain services in connection with the development of Cytolin to be performed over a three-year period beginning when the management agreement between the parties became effective. In November 1999, the Company notified WCCS of its rescission of this agreement and expensed the remaining prepaid management fees. The Company is evaluating remedies to collect all amounts paid to WCCS in conjunction with this agreement. See Note 3 and
Part II Item 1 for a discussion of a Complaint filed against current or former officers and/or directors of the Company related to the rescission of this agreement.

During the period from inception (April 10, 1998) through December 31, 2002, the Company paid consulting fees of $ 143,941 to Allen for providing scientific expertise regarding the development of Cytolin and $348,771 pursuant to the Patent and Trademark License Agreement.

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO UNAUDITED FINANCIAL STATEMENTS
                      DECEMBER 31, 2002 (CONTINUED)

During the period from inception (April 10, 1998) through March 31, 2000, the Company incurred legal expenses of $10,000 for an attorney who is also a director of the Company.

During June 1999, the Company loaned CytoDyn $100,000 to facilitate payment by CytoDyn of certain legal and office expenses and to facilitate repayment to the Company by CytoDyn of previous advances. In February 2000, the Company loaned CytoDyn an additional $50,000 under the same terms and conditions as the original loan, as consideration for entering into the Conditional License Agreement (see Note 3). The loans bear interest at a rate of 8% per annum and are due, together with accrued interest, on or before February 23, 2001. The loans were secured by 450,000 shares of Company common stock, which were owned by CytoDyn.
This note was deemed to be uncollectible, and as of September 30, 2002, the 450,000 shares of the Company, which served as collateral, were cancelled.

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

As of December 31, 2002, Maya had purchased $500,000 of warrants pursuant to the Warrant Agreement, and accordingly, warrants to purchase an aggregate of 25,000,000 shares of common stock of the Company have been issued to Maya. In February 2002, Maya exercised its right to purchase 1,380,357 shares of the Company's common stock at an exercise price of $0.20 per share for a total price of $276,071.

In November 2001, the Company entered into an agreement with Lewis whereby he agreed to cancel options which were granted to him as part of his initial employment agreement (See "Officer Employment Agreement" above) in exchange for a warrant to purchase up to 6,380,357 shares of the Company's common stock at an exercise price of $0.22. In December 2001, Lewis assigned the warrant to Maya. As of September 30, 2002, none of these warrants have been exercised. A non-cash general and administrative expense of $382,821 was recorded as a result of this exchange in the quarter ended December 31 2001.

In June 2002, the Company borrowed $200,000 from Maya, secured by a promissory note. The loan is for six months with an interest rate of 10%. The lender may elect to accept payment of principal and interest in common stock of the Company, instead of cash, at a price of $0.10 per
share.   The Company has not complied with the terms of the note and is in default.  The note is accruing interest at a default rate of 15%.

                    AMERIMMUNE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO UNAUDITED FINANCIAL STATEMENTS
                      DECEMBER 31, 2002 (CONTINUED)

In October 2002, the Company borrowed $100,000 from Maya, secured by a promissory note. The loan is for two months with an interest rate of 10%. The lender may elect to accept payment of principal and interest in common stock of the Company, instead of cash, at a price of $0.10 per share. The Company has not complied with the terms of the note and is in default. The note is accruing interest at a default rate of 15%.

In November 2002, the Company borrowed $100,000 from Maya, secured by a promissory note. The loan is for two months with an interest rate of 10%. The lender may elect to accept payment of principal and interest in common stock of the Company, instead of cash, at a price of $0.10 per share. The Company has not complied with the terms of the note and is in default. The note is accruing interest at a default rate of 15%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

Some of the statements made in this Form 10-QSB and the documents incorporated herein by reference that are not historical facts, such as anticipated results of clinical trials, may constitute "forward-looking statements," which forward looking statements are made pursuant to the safe harbor provisions in the federal securities laws. These statements often can be identified by the use of terms such as "may," "will," "expect," "anticipate," "estimate," "should", "could", "experts", "plans", "believes", "predicts", "potential", or "continue," or the negative thereof. Such forward-looking statements speak only as of the date made. Forward-looking statements are subject to risks, uncertainties and other factors beyond the control of the Company that could cause actual results, levels of activity, performance, achievements, and events to differ materially from historical results of operations, levels of activity, performance, achievements, and events and any future results, levels of activity, performance, achievements and events implied by such forward-looking statements. Such factors include, among others, the Company's inability to obtain adequate working capital, general economic and business conditions, changes in foreign, political, social and economic conditions, regulatory initiatives and compliance with governmental conditions, and various other matters. Reference is made to the Company's Annual Report on Form 10-KSB for a discussion of these various risk factors and uncertainties. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, achievements, or events. Moreover, neither the Company nor any other person assumes responsibility for the accuracy or completeness of such statements. The Company disclaims any obligation to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

GENERAL OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited balance sheet as of December 31, 2002, and the unaudited statement of operations and cash flows for the nine months ended December 31, 2002 and 2001, and other related notes thereto as well as the audited financial statements of the Company for the year ended March 31, 2002 (restated), included in the Company's Annual Report (amended) on Form 10-KSB filed with the Securities and Exchange Commission. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties.

The Company (for purposes of this section, the term the "Company" includes the predecessor entity to its current operations, British Lion) is a development stage pharmaceutical research company and has not generated any revenues from operations for the period from April 10, 1998 (the date that British Lion commenced operations) through December 31, 2002. The Company is engaged in the pharmaceutical research business with the primary purpose of developing drugs designed to protect the immune system, especially in patients suffering from Human Immunodeficiency Virus (HIV). The Company believes that drugs being developed by the Company may be important for the growing number of patients who have not been receiving treatment, for those who are on multi-drug therapy, and for those who have become resistant to drugs currently used to treat the HIV/AIDS virus. The Company intends to seek governmental approval from the Food and Drug Administration ("FDA") for drugs developed by the Company, including Cytolin. To date, the Company has devoted substantially all of its resources to the acquisition of a license, research and development of Cytolin, and expenses related to the startup of its business. The Company has been unprofitable since inception and expects to incur substantial additional operating losses for the next twelve months, as well as for the next few years, as it increases expenditures on research and development and allocates significant and increasing resources to clinical testing, marketing and other activities.

In November and December 1998, the Company sold 1,426,790 shares of its common stock (at approximately $0.21 per share), for gross proceeds of $300,000, to certain accredited investors in a private placement. In December 1998, the Company began a second private placement of common stock to accredited investors, which was completed on February 22, 1999. The second private placement was made on a minimum/maximum "best efforts" basis. The Company raised the maximum amount of gross proceeds of $3,210,000 (7,633,364 common shares at approximately $0.42 per share) and paid cash offering expenses of $159,698. Net cash proceeds from the private placement aggregated $3,050,302. In July 2001, the Company entered into a Warrant Purchase Agreement with Maya (See Note 4) and as of June 30, 2002, Maya had purchased $500,000 in warrants pursuant to the Warrant Agreement and in February of 2002, Maya exercised its right under the Warrant Agreement to purchase 1,380,357 shares of the Company's common stock at an exercise price of $.20 per share which resulted in total proceeds to the Company of $276,071. In October and November 2002, the Company borrowed a total of $200,000 from Maya (See Note 4). The Company believes that the funds received in these private placements and transactions will enable it to satisfy its cash requirements without the need to raise additional funds before February 28, 2003. The Company has commenced a tolerability study for Cytolin after a clinical protocol was sanctioned by the FDA and the bulk drug was manufactured, tested, packaged, and released for clinical use. The Company has completed the submission of related manufacturing records to the FDA.

The Company received additional funding in February 2003 with a note receivable in the amount of $57,000 from Rex Lewis, Chief Executive Officer and director of the Company. It is the intention that the loan will be repaid if and when other financing is obtained. These funds will be utilized for immediate working capital needs and to pay past due payables. The Company recognizes that it will require additional funding by February 28, 2003, and thereafter, in order to continue operations and to complete the development, testing and FDA approval process for its drugs. In the event the Company is unable to obtain such funding on favorable terms, if at all, the Company's business, financial condition, and prospects would be materially and adversely affected.

The Company is investigating and pursuing other methods of funding operations including various combinations of joint ventures, co-funding and licensing with pharmaceutical companies and private investors. There can be no assurances that such additional capital will be available to the Company on favorable terms, if at all. The failure of the Company to obtain additional funding if and when required would have a material adverse effect on the Company's ability to fulfill its business plan, continue its operations and meet its financial commitments.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2001

RESEARCH AND DEVELOPMENT EXPENSE

For the three months ended December 31, 2002 the Company incurred $ $38,597 in research and development expenses, compared to $188,721 incurred for the three-month period ended December 31, 2001. The reduction of $150,224 is mainly the result of the Company's lack of adequate funding as compared to the prior year.

GENERAL AND ADMINISTRATIVE EXPENSE

The Company incurred $166,328 in general and administrative expenses for the three months ended December 31, 2002 compared to $492,185 for the period ended December 31, 2001. The reduction of $325,857 reflects reductions in expenses in recognition of more limited working capital.

INTEREST EXPENSE

The Company recognized $9,375 in interest expense net of interest income for the three-month period ending December 31, 2002, as compared to $8,576 net interest income for the three months ending December 31, 2001. The difference of $17,951 is the result of a note write-off from an affiliate.

NET LOSS

These expenses resulted in a net loss of $ $214,300 for the three-month period ending December 31, 2002 as compared to a net loss of $672,330 for the three months ended December 31, 2001. The expenses incurred during this period relate primarily to continuation of research activities, regulatory and administrative expenses, resulting in $458,030 reductions in losses in the comparable periods.

NINE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO NINE MONTHS ENDED
DECEMBER 31, 2001

RESEARCH AND DEVELOPMENT EXPENSE

For the nine months ended December 31, 2002 the Company incurred
$112,902 in research and development expenses, as compared to $435,555 in the nine-month period ended December 31, 2001. The decrease of $323,653 is due primarily to a reduction in available working capital.

GENERAL AND ADMINISTRATIVE EXPENSE

For the nine months ended December 31, 2002, the Company incurred
$551,699 in general and administrative expenses as compared to $889,285 for the nine months ended December 31,

2001. The decrease of $337,586 is due primarily to the decreased availability of working capital.

INTEREST EXPENSE

The Company incurred $11,991 in interest expense net of interest income, for the nine months ended December 31, 2002, as compared to $13,350 of net interest income for the nine months ended December 31, 2001. The difference of $25,341 is due to the cancellation of a note receivable from an affiliate.

NET LOSS

These expenses resulted in a net loss of $676,592 for the nine-month period ended December 31, 2002 as compared to a net loss of $1,311,490 for the nine months ended December 31, 2001. The reduction in net losses is primarily due to reductions in spending that reflect less working capital availability.

RESULTS FROM INCEPTION

From April 10, 1998 (date of inception) to December 31, 2002, the Company incurred $2,422,468 in research and development expenses, $5,303,555 in general and administrative expenses and earned $139,892 in interest income net of taxes and interest expense, resulting in a net loss of $7,586,131. The expenses incurred during inception to December 31, 2002 relate primarily to commencement of business operations, research activities, purchase of license, stock compensation, regulatory, and administrative expenses.

The Company's activities to date are not as broad in depth or scope as the activities it must undertake in the future, and the Company's historical operations and financial information are not indicative of its future operating results or financial condition or its ability to operate profitably as a commercial enterprise if and when it succeeds in bringing any product to market.

AMENDED FILING OF 10-KSB

Please note that the Company filed an amended 10-KSB for the Year ended March 31, 2002, when it discovered that an accrual in the amount of $185,293, from prior periods, covering research and development expense had not been made.

LIQUIDITY

WORKING CAPITAL CHANGES FOR THE NINE MONTHS ENDED DECEMBER 31, 2002

During the nine months ended December 31, 2002, the Company's cash position decreased by $124,150 to $2,163. Although the Company generated cash of $586,674 from investing and financing activities, the Company's operating activities used net cash of $710,824. These activities contributed to a net working capital deficit as of December 31, 2002 $1,182,178.

CASH FROM FINANCING ACTIVITIES

The total cash raised from financing activities for the nine months ended December 31, 2002 was $400,000 and consisted of loans from a principal shareholder (See Note 4, Related Party Transactions).

From the commencement of operations on April 10, 1998 to December 31, 2002, the Company had no operating revenues and incurred net losses of $7,586,131. The Company requires significant capital to conduct the research and development and preclinical and clinical testing of its drugs. Management of the Company does not expect to generate revenue from operations within the next year and there can be no assurances that the Company will ever generate significant revenue. The Company believes that additional funds will be needed to fund operations after February 28, 2003.

Subsequent to December 31, 2002, the Company received funding in the amount of $57,000 on a short-term note that will be repaid when and if additional funding becomes available to the Company. This note is with Mr. Lewis, an executive officer and director of the Company.

Recently, the Company has been dependent upon financing from Maya LLC, an affiliate of Rex Lewis, and Mr. Lewis, an executive officer, director and significant stockholder of the Company. There can be no assurance that Mr. Lewis or Maya LLC will be willing to continue to finance the Company's operations and there can be no assurance that any other source of additional capital will be available to the Company on favorable terms, if at all. The failure of the Company to obtain additional funding if and when required would have a material adverse effect on the Company's ability to fulfill its business plan, continue its operations and meet its financial commitments.


CAPITAL RESOURCES

The Company does not currently have any material commitments for capital expenditures other than those incurred in the research and development and the ordinary course of business.

Since inception, operating and research and development activities have used cash without any offsetting revenue streams until such time that the Company can finish development of the product Cytolin and there can be no assurance that the product will ever be marketed

In October 1998, the Company entered into a Patent and Trademark License Agreement (the "Agreement") with Three R. The Company was granted an irrevocable, exclusive, worldwide license to use all present and future patent rights, knowledge and background technology owned by Three R relating to the product, Cytolin. In addition, the Agreement granted the Company a sublicense to the trademark Cytolin. The Agreement was consummated simultaneously with the Company's acquisition of British Lion. The Company issued 21,936,981 shares of its common stock at $.001 per share to Three R upon execution of the Agreement, and the Company also agreed to assume Three R's obligations to pay Allen $1,350,000, payable monthly over a fifteen year period, and fees of $10,000 per year for consulting services under the agreements discussed above between Three R and Mr. Allen. See Note 3 to Unaudited Financial Statements contained in Item 1. of Part I of this Form 10-QSB for a description of these Agreements and certain potential disputes. The Company could abandon its patent rights with no further obligations after minimum payments aggregating $180,000 to Allen, with one year's notice.

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

     The Chief Executive Officer and Chief Financial Officer have concluded that there were certain material deficiencies in controls over the capture and recognition of research and development expenses. This deficiency resulted in a material misstatement of the Company's expenses and related accrued liabilities for the year ended March 31, 2002, and prior periods, which misstatement was not detected until the current quarter ended December 31, 2002. We have taken corrective action to ensure that such expenses are captured and timely recognized in the future. Those measures include the institution of a Disclosure Committee the members of which will be furnished with a checklist that details the procedures that must be followed to ensure that appropriate disclosures are timely made in SEC filings and other public releases. All employees involved in the monthly and quarterly closing process have received additional training and counseling.

     (b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses), except as noted above, in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II

ITEM 1.  LEGAL PROCEEDINGS

The Company received notice on February 11, 2003, that a complaint was filed in Los Angeles County Superior Court (Case No. BC 290154) against the Company, Rex Lewis, Pamela Kapustay, Kimberly Cerrone, O.B. Parris and Michael Davis. The plaintiffs in the Complaint are CytoDyn of New Mexico, Inc. and Terri Hess, purportedly on behalf of themselves and all persons disabled by the AIDS/HIV virus.

The complaint alleges that the Company breached the Conditional License Agreement with CytoDyn, engaged in unfair business methods by failing to get Cytolin on the market as soon as possible, committed fraud against CytoDyn, disabled persons and the public, made false representations in quarterly and annual reports, unjustly appropriated patents from CytoDyn, and interfered with business relations between CytoDyn and Vista Biologicals. The Complaint alleges out of pocket loss by CytoDyn of $898,543, plus treble and exemplary damages, an injunction ordering Amerimmune to transfer all rights it may have in any patents and trademarks received from CytoDyn, and declaratory relief. As of February 12, 2003, the Complaint had not been served on the Company or any of the Defendants. The lawsuit purports to be on behalf of disabled persons and asks for an expedited trial, within 6 months of appointment of a retired judge to act as arbitrator.

In the event the action is successful, the Company's business, financial position and prospects would be materially and adversely affected.

While, other than the legal proceedings described above, the Company is not a party to any pending legal proceedings which management believes are not routine and incidental to its business or which are material, the Company may in the future be a party to legal proceedings and may be potentially affected by certain pending litigation to which it is not a party. See Note 3 to Unaudited Financial Statements of this Form 10-QSB for a discussion of certain potential disputes.

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

ITEM 2. CHANGES IN SECURITIES

In June, October and November of 2002, the Company borrowed a total of $400,000 from Maya LLC, secured by promissory notes. The lender may elect to accept payment of principal and interest in common stock of the Company, instead of cash, at a price of $0.10 per share (Note 4).

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

99.5 Promissory Note between Amerimmune Pharmaceuticals, Inc. and Maya LLC dated June 1, 2002.

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

(b)  Reports on Form 8-K
     -------------------

On November 15, 2002, the Company filed a Current Report on Form 8-K describing a restatement of certain financial information contained in the Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002.

On February 14, 2003, the Company filed a Current Report on Form 8-K informing the Commission of a change in the Company's certifying accountant.

                               SIGNATURES
                               ----------

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                    AMERIMMUNE PHARMACEUTICALS, INC.

Date:  February 18, 2003


Signatures:

/s/ O.B. Parrish
--------------------
O.B. Parrish
Chairman of the Board


/s/ Rex H. Lewis
--------------------
Rex H. Lewis
Chief Executive Officer


/s/ Kenneth M. Collins
---------------------------
Kenneth M. Collins
Chief Financial Officer
(Principal Accounting Officer)

                             CERTIFICATIONS

I, Rex H. Lewis, certify that:

1)   I reviewed this quarterly report on Form 10-QSB;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all materials respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6) The Registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 18, 2003

/s/ Rex H. Lewis
--------------------
Rex H. Lewis
Chief Executive Officer

I, Kenneth M. Collins, certify that:

1)   I reviewed this quarterly report on Form 10-QSB;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all materials respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6) The Registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 18, 2003

/s/ Kenneth M. Collins
---------------------------
Kenneth M. Collins
Chief Financial Officer
(Principal Accounting Officer)